Form 10-Q
period 2011-04-30
DEGARO INNOVATIONS CORP.
filed 2011-07-28
CIK 1502772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission File Number 333-169770

DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)

(876) 347-9493
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES [   ] NO

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
51,155,000 common shares issued and outstanding as of July 19, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

April 30, 2011

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Balance Sheets
As of April 30, 2011
(unaudited)

	April 30,	July 31,
	2011	2010

ASSETS
Current Assets
Cash	$1,347	$43,344
Total Current Assets	1,347	43,344
Property and equipment, net (Note 3)	11,906	–
Total Assets	$13,253	$43,344

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,233	$–
Related party advances (Note 4)	7,711	850
Loan payable (Note 5)	6,563	–
Total Current Liabilities	16,507	850
Contingencies and Commitments (Note 6)
Stockholders’ (Deficit) Equity
Preferred Stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	43,194	43,194
Deficit accumulated during the development stage	(51,564)	(5,816)
Total Stockholders’ (Deficit) Equity	(3,254)	42,494
Total Liabilities and Stockholders’ (Deficit) Equity	$13,253	$43,344

See notes to consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

				For the	For the
	For the	For the	For the	Period From	Period From
	Three Months	Three Months	Nine Months	December 8, 2009	December 8, 2009
	Ended	Ended	Ended	(Date of Inception) to	(Date of Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011

Expenses
General and administrative	$6,924	$641	$8,963	$1,491	$11,809
Depreciation and amortization	309	–	464	–	464
Professional fees	3,746	1,802	36,321	1,802	39,291
Total Expenses	10,979	2,443	45,748	3,293	51,564
Net Loss	$(10,979)	$(2,443)	$(45,748)	$(3,293)	$(51,564)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	51,155,000	30,000,000	51,155,000	19,091,000

See notes to consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		For the	For the
	For the	Period From	Period From
	Nine Months	December 8, 2009	December 8, 2009
	Ended	(Date of Inception) to	(Date of Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011
Cash Flows from Operating Activities
Net loss	$(45,748)	$(3,293)	$(51,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	–	464
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,233	–	2,233
Net Cash Used In Operating Activities	(43,051)	(3,293)	(48,867)
Cash Flows from Investing Activities
Purchase of property and equipment	(12,370)	–	(12,370)
Net Cash Used in Investing Activities	(12,370)	–	(12,370)
Cash Flows from Financing Activities
Related party advances	6,861	–	7,711
Proceeds from issuance of common stock	–	6,000	48,310
Proceeds from loan payable	6,563	–	6,563
Net Cash Provided by Financing Activities	13,424	6,000	62,584
(Decrease) Increase in Cash	(41,997)	2,707	1,347
Cash - Beginning of Period	43,344	–	–
Cash - End of Period	$1,347	$2,707	$1,347
Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See notes to consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Continuance of Operations

Degaro Innovations, Corp. (the “Company”) was incorporated in the State of Nevada on December 8, 2009. The Company’s principal business is to initiate, market, and distribute residential solar panel systems to the Jamaican and Caribbean market. On July 26, 2010, the Company incorporated Degaro Limited, a wholly-owned subsidiary in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2011, the Company has incurred losses totalling $51,564 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is July 31.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended July 31, 2010.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at April 30, 2011, and the results of its operations and cash flows for the nine months ended April 30, 2011. The results of operations for the three months and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Principles of Consolidation

The consolidated financial statements include the accounts of Degaro Limited, its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

	d)	Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Degaro Innovations Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Financial Instruments

The Company’s financial instruments consist principally of cash and related party payables. Pursuant to ASC 820,

Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

g)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2011, the Company has no potentially dilutive securities outstanding.

h)	Foreign Currency Translation

The Company’s planned operations will be in Jamaica and the Caribbean, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Aggregate foreign currency translation and transaction losses were insignificant for the six month period ended April 30, 2011.

i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Degaro Innovations Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

			April 30, 2011	July 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Equipment	$12,370	$464	$11,906	$–

The estimated service lives of property and equipment are principally as follows:

Equipment	10 years

4.	Related Party Transactions

a)

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)

As of April 30, 2011, the Company owes the sole director of the Company $7,711 (July 31, 2010 - $850) for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued in related party payables as of April 30, 2011.

5.	Loan Payable

At April 30, 2011, the Company is indebted to an unrelated third party for $6,563. This loan is non-interest bearing and is due on demand.

6.	Commitments

a)

On January 6, 2011, the Company entered into an exclusive distribution agreement with a distributor. Pursuant to the agreement, the Company was required to buy not less than 10 Residential and Commercial Solar Energy Systems prior to July 6, 2011, however, the Company failed to purchase these 10 units and is in the process of amending its exclusive distribution agreement. Exclusivity will become effective after the delivery of the initial sample order in the first month. If 10 solar energy systems have been purchased in this six month period, the exclusivity agreement shall continue for one full year thereafter. If the Company fails to purchase 10 systems in the six month period, the exclusivity agreement will be voided but the Company will continue to act as a distributor of systems from the distributor on a non-exclusive basis.

b)

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239. Payment of the purchase price shall be made as to 10% within 45 days after the execution of the agreement, and 90% of the purchase price within 30 days after delivery of the equipment.

7.	Subsequent Event

On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement described in Note 6(b).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Degaro Innovations Corp. and our wholly-owned subsidiary, Degaro Limited, a Jamaican corporation, unless otherwise indicated.

Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. At incorporation, our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Effective January 29, 2010, we amended our articles of incorporation to change the par value of shares of our common stock to $0.0001 per share. As a result, effective January 29, 2010, our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

We have a wholly-owned subsidiary, Degaro Limited, incorporated under the laws of Jamaica on July 26, 2010. Our principal executive offices are located at Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica. Our telephone number is (876) 347-9493. Our fiscal year end is July 31.

We are a start up, development stage company. We have only recently begun operations, have limited sales and limited revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We are not a blank check company. Rule 419 of Regulation C under the Securities Act of 1933 defines a “blank check company” as a (i) development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and (ii) is issuing a penny stock. Accordingly, we do not believe that our Company may be classified as a “blank check company” because we intend to engage in a specific business plan and do not intend to engage in any merger or acquisition with an unidentified company or other entity.

We are not a “shell company” as described under Rule 405 of Regulation C under the Securities Act of 1933, as amended. Rule 405 of Regulation C defines a “shell company” as a registrant that has: (1) no or nominal operations; and (2) either (i) no or nominal assets; assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

From inception, our management has devoted a significant amount of time to the development of our business. In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment, recently purchased a complete 1.5KW solar system for demonstration purposes, and most recently has a purchase order for an additional 4 solar power units.

We intend to market, and distribute solar panel power generation systems for household application in the Jamaican and Caribbean market. We anticipate that our products will be designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd. where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.

On January 6, 2011 we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica. Pursuant to the agreement, we have undertaken to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a 6 month period following the date of the agreement. Exclusivity under the agreement will be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 kilowatts. As of the date of this report, a purchase order has been provided to Shenzhen Commonpraise by N.A. T. Enterprise for the purchase of one 2 kilowatt system and three 750 watt solar systems. If we are successful in meeting the 10 system quota, the exclusive distribution arrangement will be extended for an additional 12 month period. If we are not successful, we will revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise.

Prior to the distribution agreement we purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes.

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. We hope to finish the installation process and hire the required staff by July of 2011, but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

In connection with our proposed installation business, we intend to concentrate on serving the solar power needs of residential and small commercial customers who may or may not desire to be tied to the electric power grid. We believe the solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospects for long-term worldwide demand for solar power have attracted a multitude of design/integration companies in our market segment. We expect consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements. Our principal objective is to be among the leaders in the marketing, sales, and distribution of solar panels.

Accordingly, we anticipate that our growth strategy will primarily include:

  Providing solutions for solar rooftop installations of solar panels for residential facilities;
  Commercializing solar module installation technology optimized for residential markets;
  Reducing installation costs and improving the aesthetics of solar systems compared to standard commercially available solar equipment;
  Promoting and enhancing brand name and reputation;
  Developing and utilizing a process-driven approach to sell and install solar power systems in the Jamaican market; and

  Capitalizing on the fact we are not a manufacturer, but rather a supplier of solutions using the best technology available given our finances. By consistently reappraising the markets and supplying state of the art solar cell technology, we expect that we will be able to select the best solution for any particular project.

On March 18, 2011 we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. Enterprise has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50. Pursuant to the agreement, N.A.T. will pay 10% of the purchase price within 45 days of the execution of the agreement (already paid) and the remaining 90% within 30 days after delivery of the ordered equipment. As of June 30, 2011 this equipment has not yet been delivered. We have sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co. On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.

Products and Services

Initially we intend to market and distribute solar home systems within the range of 750 watts to 4 kilowatts. These products have a wide range of power and can be used to power all electrical products in the home, depending on the devices used and amount of time the devices are used.

We expect that all of our systems will include all parts for installation, including solar panels, batteries, controller, inverter, and cables.

We anticipate that each of our proposed systems can be independent systems (off-grid) or can be hybrid systems. Our proposed hybrid systems would allow for the solar panel to connect to a grid, but still use the power from the solar panels. When the battery runs dry from the energy from the solar cells, the residence can tap into grid system for alternative power. This way, the home will always have the use of electricity even when there may be no sun for longs periods of time. The cost of converting an independent system into a hybrid system is minimal.

Results of Operations for the Three Months Ended April 30, 2011 and 2010 and Nine Months Ended April 30, 2011 and the period from Inception (December 8, 2009) to April 30, 2010 and April 30, 2011

We have not earned any revenues from inception through the period ending April 30, 2011.

								December 8,		December 8,
		Three		Three				2009		2009
		Months		Months		Nine Months		(Inception)		(Inception)
		Ended		Ended		Ended		through		through
		April 30,		April 30,		April 30,		April 30,		April 30,
		2011		2010		2011		2010		2011
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$10,979		$2,443		$45,748		$3,293		$51,564
Net Loss		$(10,979)		$(2,443)		$(45,748)		$(3,293)		$(51,564)

We incurred a net loss in the amount of $10,979for the three months ended April 30, 2011 compared to $2,443 for the three months ended April 30, 2010 and a net loss in the amount of $45,748 for the nine months ended April 30, 2011 compared to $3,293 from inception on December 8, 2009 to April 30, 2010. We incurred a net loss of $51,564 from our inception on December 8, 2009 to April 30, 2011.

						December 8,	December 8,
	Three		Three			2009	2009
	Months		Months	Nine Months		(Inception)	(Inception)
	Ended		Ended	Ended		through	through
	April 30,		April 30,	April 30,		April 30,	April 30,
	2011		2010	2011		2010	2011
General and administrative	$6,924		$641	$8,963		$1,491	$11,809
Depreciation and amortization	$309	$	Nil	$464	$	Nil	$464
Professional fees	$3,746		$1,802	$36,321		$1,802	$39,291

Our operating expenses incurred for the three months ended April 30, 2011 included $6,924 for general and administrative expenses, $309 in depreciation and amortization and $3,746 in professional fees compared to the three months ended April 30, 2010 of $641 for general and administrative expenses, $Nil in depreciation and amortization and $1,802 in professional fees. Our operating expenses for the nine month period ended April 30, 2011 included $8,963 for general and administrative expenses, $464 in depreciation and amortization and $36,321 in professional fees compared to the period from inception on December 8, 2009 to April 30, 2010 of $1,491 for general and administrative expenses, $Nil in depreciation and amortization and $1,802 in professional fees.

Our operating expenses incurred for the period from inception on December 8, 2009 to April 30, 2011 included $11,809 for general and administrative expenses, $464 in depreciation and amortization and $39,291 in professional fees.

Liquidity and Capital Resources

Working Capital
	April 30,	July 31,
	2011	2010
Current Assets	$1,347	$43,344
Current Liabilities	$16,507	$850
Working Capital	$(15,160)	$42,494

Cash Flows			December 8,	December 8,
	Nine Months		2009	2009
	Ended		(Inception) to	(Inception) to
	April 30,		April 30,	April 30,
	2011		2010	2011
Net Cash Provided by (Used in) Operating Activities	$(43,051)		$(3,293)	$(48,867)
Net Cash Provided by (Used In) Investing Activities	$(12,370)	$	Nil	$(12,370)
Net Cash Provided by Financing Activities	$13,424		$6,000	$62,584
Net Increase (Decrease) In Cash During The Period	$(41,997)		$2,707	$1,347

As of April 30, 2011, our company had a working capital deficit of $15,160.

As of April 30, 2011, we had current assets in the amount of $1,347, consisting of cash. Our current liabilities as of April 30, 2011 were $16,507. We had a working capital deficit of $15,160 on April 30, 2011.

Our cash used in operating activities was $43,051 for the nine months ended April 30, 2011. Our cash used in operating activities was $3,293 for the period from inception on December 8, 2009 to April 30, 2010, compared to $48,867 for the period from inception on December 8, 2009 to April 30, 2011.

Our cash used in investing activities was $12,379 for the nine months ended April 30, 2011. Our cash used in investing activities was $Nil for the period from inception on December 8, 2009 to April 30, 2010, compared to $12,370 for the period from inception on December 8, 2009 to April 30, 2011.

Our cash used in financing activities was $13,424 for the nine months ended April 30, 2011. Our cash used in financing activities was $6,000 for the period from inception on December 8, 2009 to April 30, 2010, compared to $62,584 for the period from inception on December 8, 2009 to April 30, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in the notes to the financial statements, we have no established source of revenue. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $51,564 as of April 30, 2011. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to useful life of long-lived assets and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our company’s planned operations will be in Jamaica and the Caribbean, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Aggregate foreign currency translation and transaction losses were insignificant for the nine-month period ended April 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(4)	Instruments defining the rights of security holders, including indentures
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1

Exclusive Distribution Agreement between Degaro Innovations Corp. and Shenzhen Commonpraise Co., Ltd dated January 6, 2011. (Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2011).

10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011).
(21)	Subsidiaries of the Registrant
21.1	Degaro Limited
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEGARO INNOVATIONS CORP.
(Registrant)

Date: July 28, 2011	/s/ Sheryl Briscoe
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)