Form 10-K
period 2011-07-31
DEGARO INNOVATIONS CORP.
filed 2011-10-31
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	July 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-169770

DEGARO INNOVATIONS CORP
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(876) 347-9493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2011 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
51,155,000 as of October 27, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.       Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Degaro Innovations Corp. and our wholly owned subsidiary, Degaro Limited, a Jamaica corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada.  At incorporation our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001.  Effective January 29, 2010, we amended our articles of incorporation to change the par value of shares of our common stock to $0.0001.  As a result, effective January 29, 2010, our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 100,000,000 shares of preferred stock with a par value of $0.001.

We have a wholly-owned subsidiary, Degaro Limited, incorporated under the laws of Jamaica on July 26, 2010.  Our principal executive offices are located at Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica.  Our telephone number is (876) 347-9493.  Our fiscal year end is July 31.

We are a startup, development stage company. We have only recently begun operations, have minimal sales and revenues, and therefore rely upon the sale of our securities to fund our operations.  We have a going concern uncertainty as of the date of our most recent financial statements.

From inception, our management has devoted a significant amount of time to the development of our business.  In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment and most recently purchased a complete 1.5KW solar system for demonstration purposes.

Our Current Business

We intend to market, and distribute solar panel power generation systems for household application in the Jamaican and Caribbean market.  We anticipate that our products will be designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd. where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  However, we are continuously seeking other manufacturers and suppliers of solar panel power generation systems in order to offer our customers the most current technology at the most competitive prices.  On January 6, 2011 we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we have undertaken to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement will be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2kilowatts.  If we are successful in meeting the 10 system quota, the exclusive distribution arrangement will be extended for an additional 12 month period. If we are not successful, we will revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise.

Prior to the distribution agreement we purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes. The specifications and manufacturer estimated capacities of the 1.5KW system are as follows:

1.5KW System
Items	Rated Watt (W)	Quantity (pcs)	Working Time (hour)	Consumption (wh)
Light	11	6	4	264
computer	100	1	5	500
printer	30	1	1	30
fax	150	1	1	150
Refrigerator	100	1	24	2400
TV receiver	25	1	6	150
TV (21")	70	1	6	420
water pump	200	1	0.5	100
Total	741	13		4014

system components
Items	Total capacity	Model	Power	Quantity (PCS)
Polycrystalline solar panels	1440WP	PS180-24P	180W	8
Lead-acid battery	1000AH/24V	GP1000	1000AH/2V	12
Controller	50A/24V	PC5024	1200W/24V	1
Inverter	1KW	PN10220C	1KW/220V	1
Brackets and cable

Certificates	CE&RHOS
Quality Assurance	Solar panels:20 years; Battery: 1years，Controller and inverter:1 years

Once this unit is relocated and re-installed and fully functioning, we anticipate that we will re-engage two sales staff to aid with establishing relationships with retailers and distributors.  We hope to finish the relocation and re-installation process by November 15 of 2011, and re-hire the required staff but this is dependent on financial resources available to us.  There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees.  We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

In connection with our proposed installation business, we intend to concentrate on serving the solar power needs of residential and small commercial customers who may or may not desire to be tied to the electric power grid. We believe the solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospects for long-term worldwide demand for solar power have attracted a multitude of design/integration companies in our market segment. We expect consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements. Our principal objective is to be among the leaders in the marketing, sales, and distribution of solar panels.  Therefore, we are always seeking new products and suppliers.

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

Background to Solar Power

Solar power is the generation of electricity by sunlight. It has the potential to provide 1,000 times the Earth’s current demand for electricity, but currently only has the capacity to provide 0.02% of the Earth’s actual electricity (1998).  However, roughly every two years, the usage of solar energy has doubled. If it continues to stay on that scale, it would become the dominant source of energy in the 21st century.

(source: http://www.researchandmarkets.com/research/6d59cc/the_solar_power_generation_technologies_market (last verified June 9, 2011)).

There are two main types of solar energy. One is photovoltaic energy, which directly converts the sun’s heat into energy. The other type is concentrating solar power (CSP), which focuses the sun’s energy into boiling water, which is then used to provide power to practical applications. Photovoltaics were commonly used to power small and medium sized devices, such as solar calculators, for many years. Today, it is common to see water heaters in homes powered by independent solar panels, located on a house’s roof. Residential solar powered systems, which provide full electricity to a residence, are also becoming more common.

In residential applications, solar energy could be provided by on-grid or off-grid systems. On-grid systems are generally used to work with a city or town’s power grid. Sunlight can be used as electricity during the day, and at night, when no solar energy is being produced, the grid system is switched on. Off-grid systems, also known as independent solar systems, completely use the power of the sun to provide electricity to a residence. These systems use a battery to store energy when the sun is not generating electricity. In order to capture enough sunlight to generate electricity, these systems are typically very large, and are able to produce and store enough wattage to power a home in times without a lot of sunlight. Hybrid systems combine the two systems, and would be very useful if one would never want to risk losing electricity due to lack of sunlight. With hybrid systems, a battery would be used to store electricity when there is no sunlight, but if there is no sunlight for extended periods of time, and the battery would be used up, the grid system would be tapped into, and electricity from that medium would be used until the sunlight can produce electricity for the home again.

Solar Cells

Solar Cells, also known as photovoltaic cells, are used commonly in new technologies to provide electricity and other types of power to residential and commercial applications. In solar panels, solar cells are combined to harness the energy of the sun, and redirect it into energy for daily use. Currently, solar technology is limited in capability. A single solar panel can only produce a limited amount of power, because each panel can only hold a certain amount of cells. When installations of solar panels occur, several panels are installed, known as a photovoltaic array. Installing a number of panels would make it more likely that the solar cells would be fit for normal usage.

A simple explanation of how sunlight is converted to energy is as follows:

  Photons in sunlight hit the solar panel and are absorbed by semiconducting materials, such as silicon.
  Electrons (negatively charged) are knocked loose from their atoms, allowing them to flow through the material to produce electricity. Due to the special composition of solar cells, the electrons are only allowed to move in a single direction.
  An array of solar cells converts solar energy into a usable amount of direct current (DC) electricity.

Solar cells use photons, also known as light energy, to generate electricity. This is known as the photovoltaic effect. Solar cells themselves are made up of modules made mostly of a wafer-based silicon. Crystalline Silicon, which is commonly used in the wafer-form in photovoltaic modules (PV modules), is derived from silicon, a commonly used semi-conductor.

Solar cells use light-absorbing materials contained within the cell structure to absorb photons and generate electrons through the photovoltaic effect. These materials have the capability of absorbing the wavelengths of solar light that reach the earth’s surface. Some are also optimized to take advantage of solar light beyond the earth’s atmosphere. Light absorbing materials can often be used in multiple physical configurations to take advantage of different light absorption and charge separation mechanisms.

Currently, the most widely used bulk material for solar cells is crystalline silicon (c-Si), also known as solar grade silicon. Crystalline silicon is broken down into two main categories: monocrystalline silicon and polycrystalline silicon. Monocrystalline (single crystal wafer cells) is the most expensive because they are the most efficient type of silicon for solar cells. Polycrystalline cells are more common and are cheaper.

When solar cells are used in practical applications, they must be connected to one another and to the entire system, both by structural links and parallel links. Since wafer-based silicon cells are brittle, they must be protected from damage during all stages of its life, including manufacturing, transport, installation, and use. Since solar panels are very fragile, they always must be handled with extreme care. Additionally, the cells cannot come in contact with moisture, or else extreme damage may be caused and may deem the cells ineffective or useless.

Advantages and Disadvantages of Solar Energy

Solar energy generated through PV systems has several advantages compared to conventional and other renewable sources of electricity including security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits. PV systems also support the trend toward distributed (point-of-use) power generation. Capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed power generation.

Solar energy generated through PV systems also has certain disadvantages. Perhaps the most significant drawback of PV systems is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of PV cells, which depend upon the cost and availability of semiconductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells.

Challenges Facing Solar Power

Decrease Per Kilowatt-hour Cost to Customer. In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.

Achieve Higher Conversion Efficiencies.  Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

Improve Product Appearance.  Many believe that aesthetics are a barrier to wider adoption of solar power products particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

Efficiently Use Polysilicon.  There is currently an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells. Given this demand and supply imbalance, we believe that the efficient use of polysilicon, for example through the reduction of wafer thickness, will be critical for the continued growth of the solar power industry.

(source: http://apps1.eere.energy.gov/solar/cfm/faqs/third_level.cfm/name=Photovoltaics/cat=The%20Basics; see also: http://www.epia.org/solar-pv/the-sun.html (last verified on June 9, 2011))

Government and Economic Incentives and Education Initiatives in Jamaica

Activities of the Petroleum Corporation of Jamaica

The Petroleum Corporation of Jamaica (PCJ) is a state owned corporation with the exclusive right to explore for oil, to develop Jamaica's petroleum resources and to enter all stages of the petroleum industry. In 1995 the PCJ was mandated to develop indigenous renewable energy resources, to prevent adverse effects on the environment and to assist the government in realizing the goals of the Jamaica Energy Sector Policy.

The PCJ acknowledges the economic burden of imported petroleum, and that, given an infant renewable energy market, improving energy efficiency and conservation at all levels of the economy presents the most cost-effective and quick treatment to the problem. (see “Opening Remarks by Dr. Ruth Potopsingh Group Managing Director of

the Petroleum Corporation of Jamaica, April 16, 2008 at the Seminar entitled “Building Human Resource Capacities for Renewable Energy Development”.

(source: http://www.pcj.com/dnn/Portals/0/Documents/Speech%20MexicoJamaica%20-%20April%2016.pdf (last verified June 9, 2011))

Accordingly, the PCJ has promoted energy efficiency and conservation practices as an integral part of its mission.  The PCJ’s mission focuses on public education initiatives supplemented by the import and installation of compact florescent lamps, solar water heaters, energy audits in public sector agencies and a comprehensive hospitals energy efficiency program.  These activities have been funded by the Government of Jamaica and the United Nations Development Program (Jamaica). The PCJ has further stimulated the local solar power market by founding the Jamaica Solar Energy Association, a non-governmental organization made up of manufacturers, retailers, marketers, installers and providers of solar energy, and academics. The Jamaica Solar Energy Association holds regular seminars on energy conservation and advocates on behalf of the industry, generally.

(source: http://www.pcj.com/dnn/RenewalEnergy/tabid/69/Default.aspx.(last verified June 9, 2011))

The PCJ also operates an Energy Efficiency Unit (EEU) that regularly installs solar PV systems (lighting and water heaters) at key infrastructure locations, namely hospitals and public spaces. Most recently, in addition to numerous solar power research and planning initiatives, PCJ has secured preliminary approval for funding through the PETROCARIBE for the development of a number of solar projects including.

    Grid-Tie PV systems for Portmore communities
    Stand alone PV systems for rural communities that are off the electrical grid
    A solar PV and solar water heater manufacturing facility
    Solar design and technologies capacity training
    Solar PV systems for schools in Jamaica

(source: http://www.pcj.com/dnn/RenewalEnergy/Solar/tabid/113/Default.aspx. (last verified June 9, 2011))

Our management believes that the public awareness and power grid infrastructure improvements resulting from the activities of the PCJ provide invaluable support for the private market for solar energy products in Jamaica, generally.

National Housing Trust of Jamaica Loan Programs

The NHT is a statutory body mandated to increase and enhance the stock of available housing in Jamaica as well as to financial assistance to its contributors who wish to build, to buy or to repair their homes.  The NHT generates funding for the housing construction sector and promotes improved building systems and greater efficiency within the industry.  The Trust is primarily funded by deductions from employers and the self-employed as well as from employees and voluntary contributors.

Solar Water Heater Loans

The NHT administers a loan program for its contributors to facilitate the purchase and installation of solar water heating systems.  Eligible homeowners may access loan facilities of up to $250,000 (Jamaican Dollars) carrying an interest rate of three percent repayable with five years.  A five percent service charge is applicable.  Over 1,300 homeowners have benefited from the program since its inception in 2006.

(source: http://www.nht.gov.jm/media-room/media-queries/performance-solar-water-heater-loan) (last verified June 9, 2011))

Solar Panel Loans

The NHT also administers a loan program for homeowners and recognized institutions for buying and installing solar electricity panels.  The solar panel loan program is accessible by any NHT contributor who has not previously received an NHT Loan and offers financing of up to $1.2 million (Jamaican Dollars) for sole applicants and $2.4 million (Jamaican Dollars) for joint-applicants.  Interest rate range from 2% to 8% over a maximum loan term of 15 years. Financed solar panel systems do not have to be installed on the property that is being used as security.

(source: http://www.nht.gov.jm/loans/need-a-loan/solar-panel. (last verified June 9, 2011))

Jamaica National Building Society Loan Program

In June, 2009 the Jamaica National Building Society, a private financial institution, launched a loan program under accessible by homeowners to make their homes greener.  The program covers the purchase and installation of photovoltaic systems to produce solar electricity as well as energy efficient fixtures, windows and roofing.

(source: http://www.jnbs.com/dynaweb.dti?dynasection=news&dynapage=news_media&id=1035.  (last verified June 9, 2011) ).

Caribbean Regional Initiatives

In April, 2010, the Inter-American Development Bank (IDB), the leading source of long-term lending for Latin America and the Caribbean, announced its intention to increase its financing for renewable energy and climate-related projects to $3 billion a year by 2012.  According to the IDB, the expanded lending will allow the bank to focus on four broad areas: stepping up renewable energy investments in its poorest member countries; fostering energy integration throughout Latin America and the Caribbean; promoting energy efficiency measures across the region and helping governments establish climate change mitigation and adaptation frameworks.  IDB lending for energy-related projects was estimated at $1.5 billion in 2010, up from $457million approved in 2008.

(source: http://www.iadb.org/news-releases/2010-04/english/idb-to-expand-lending-for-renewable-energy-and-climaterelated-projects-in-latin-6982.html. (last verified June 9, 2011))

The IDB has supported a wide range of renewable energy development programs across the Caribbean, including numerous solar energy studies and installations. Our management believes that the IDB will continue to be an invaluable source of financing for projects that result in open procurement tenders across the Caribbean, in turn providing sales opportunities for distributors and installers of renewable energy technology.

The initiatives of the Caribbean Renewable Energy Fund (CREF) also promise to create tender opportunities for the supply of renewable energy technologies in the Caribbean.  Administered by The Caribbean Community (CARICOM), an organization of 15 Caribbean nations and dependencies including Jamaica.  CREF seeks to provide equity and debt financing to renewable energy projects, often co-investing with regional financial institutions. CREDP eligible projects include solar water heating and photovoltaics for off-grid rural electrification.

Principal Products

Initially we intend to market and distribute solar home systems within the range of 750 watts to 4 kilowatts. These products have a wide range of power and can be used to power all electrical products in the home, depending on the devices used and amount of time the devices are used.

Our typical solar home system can be illustrated by the pictures below. When there is enough sunlight that reaches the solar panels, the solar cells will convert that to energy in the form of a DC current. The charge then travels to the charge controller, which ensures the entire system works correctly. It will help keep the charge flowing toward the battery, while not allowing any flow of energy to travel backwards. The voltage of the controller should always be higher than the voltage of any other component, in order to prevent short circuits. Additionally, the controller prevents the battery from overcharging after the battery reaches maximum capacity. It also prevents the battery from draining too much power, and is preset to do so. Both of these will help maintain the battery throughout its entire lifespan.

After the flow of energy leaves the controller, it travels to the battery, where it is stored. With systems with batteries, energy can be stored for times when the sun isn’t available. The bigger the battery is, the more energy that can be stored. All solar systems such as these use lead-acid batteries, which are extremely heavy and are not for use with other types of applications.

After the energy reaches the battery, it then travels to the inverter, which converts DC power into AC power, which is used by common electrical devices.

We expect that all of our systems will include all parts for installation, including solar panels, batteries, controller, inverter, and cables.

Below are the components for each of our proposed systems. Also noted are manufacturer examples of  common electrical devices supported by our proposed systems and manufacturer estimates of how long each device can be used in one day (watt hours = total watts x total hours used) with a particular system.

Some notes to consider regarding solar systems:

  Kilowatt hours (kwh) is amount of kilowatts used by a certain device multiplied by amount of hours used multiplied by 1000
  The amount of time it takes to charge a battery from empty to capacity varies greatly on factors such as amount of direct sunlight, strength of sunlight, amount of panels used, and capacity of battery
  The larger the battery, the more kilowatt hours it can store, but it will take more time to charge the battery to capacity
  The charge controller doesn’t allow the battery to run to empty. It typically will only allow it to run to 30% of capacity before shutting down the system. This helps greatly prolong battery lifespan
  For a two kilowatt system using 12 lead acid batteries at 1500 amp hours, it typically takes 10 hours of direct strong sunlight to charge from 30% capacity to 100% capacity
  Different devices use different amounts of watt hours. Typically an air conditioner uses the most energy in the house of any common appliance.
  Each lead acid battery can typically hold 3 kilowatt hours (3000 watt hours) of energy. A system that uses 12 lead acid batteries can hold 36 kilowatt hours of energy. However, due to the fact that the batteries will not run completely dry, only about 70% of that can be used before the controller shuts down the batteries for further use.

750W System
Items	Rated Watt (W)	Quantity (pcs)	Working Time (hour)	Consumption (wh)
Light	11	6	4	264
Computer	100	1	5	500
Printer	30	1	1	30
Fax	150	1	1	150
TV receiver	25	1	6	150
TV (21")	70	1	6	420
water pump	200	1	0.5	100
Total	641	12		1614
System components
Items	Total capacity	Model	Power	Quantity (PCS)
Polycrystalline solar panels	720WP	PS180-24P	180W	4
Lead-acid battery	400AH/24V	GP200	200AH/12V	4
Controller/Inverter	750W	PCN751024D	750W/24V	1
Brackets and cables				1 set
Certificates	CE&RHOS
Quality Assurance	Solar panels:20 years; Battery: 1year，Inverter:1 year

2KW System
Items	Rated Watt (W)	Quantity (pcs)	Working Time (hour)	Consumption (wh)
Light	11	6	4	264
Computer	100	1	5	500
Printer	30	1	1	30
Fax	150	1	1	150
Refrigerator	100	1	24	2400
Washing machine	300	1	1	300
Microwave oven	1000	1	1	1000
TV receiver	25	1	6	150
TV (21")	70	1	6	420
water pump	200	1	0.5	100
Total	2041	15		5314
System components
Items	Total capacity	Model	Power	Quantity (PCS)
Pollycrystalline Solar panels	2160WP	PS180-24P	180W	12
Storage battery	1500AH/24V	GP1500	1500AH/24V	12
Controller	100A/24V	PC10024	2400W/24V	1
Inverter	2KW	PN50220C	2KW/220V	1
Brackets and cables				1 Set
Certificates	CE&RHOS
Quality Assurance	Solar panels: 20 years; Battery: 1 year,Controller and inverter: 1 year

3KW System
Items	Rated Watt (W)	Quantity (pcs)	Working Time (hour)	Consumption (wh)
Light	11	8	6	528
Computer	100	2	5	1000
Printer	250	1	1	250
Fax	150	1	2	300
Refrigerator	100	1	24	2400
Washing machine	300	1	1	300
Microwave oven	1000	1	1	1000
TV receiver	25	1	6	150
TV (21")	95	1	6	570
water pump	400	1	1	400
Total	2508	18		6898
System components
Items	Total capacity	Model	Power	Quantity (PCS)
Pollycrystalline Solar panels	2600WP	260-24	210W	10
Storage battery	1500AH/24V	SB1500	1500AH/24V	12
Controller	100A/24V	CT10024	2400W/24V	1
Inverter	3000KW	In302048	2KW/220V	1
Brackets and cables				1 Set
Certificates	CE&RHOS
Quality Assurance	Solar panels: 20 years; Battery: 1 year，Controller and inverter: 1 year

4KW System
Items	Rated Watt (W)	Quantity (pcs)	Working Time (hour)	Consumption (wh)
Light	11	8	6	528
Computer	100	2	5	1000
Printer	250	1	1	250
Fax	150	1	1	150
Refrigerator	100	1	24	2400
Washing machine	300	1	1	300
Microwave oven	1000	1	1	1000
air conditioner	1200	1	5	3000
TV receiver	25	1	6	150
TV (21")	95	1	6	570
water pump	400	1	1	400
Total	3708	19		9748
System components
Items	Total Capacity	Model	Power	Quantity (PCS)
Pollycrystalline solar panels	3960WP	PS180-24P	180W	22
Lead-acid battery	1500AH/48V	GP1500	1500AH/2V	24
Controller	100A/48V	PC10048	4800W/48V	1
Inverter	3KW	PN15220C	3KW/220V	1
Brackets and cables				1 Set

Certificated	CE&RHOS
Quality Assurance	Solar panels: 20 years; Battery: 1 year，Controller and inverter: 1 year

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

On March 18, 2011 we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. Enterprise has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. will pay 10% of the purchase price within 45 days of the execution of the agreement (already paid) and the remaining 90% within 30 days after delivery of the ordered equipment.  We estimate that N.A.T. will take delivery of the equipment towards the end of November 2011.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011 we have purchase from US Solar Institute a 2,500 watt Grid solar system which includes, an inverter with internal DC disconnect, and panels.

Markets, Customers and Distribution

We plan on testing the market first with the two kilowatt series of products as they offer the Jamaican market the most competitively priced product.  Conducting a test and market analysis will allow us to better understand our target market and to better outline our marketing plan and sales strategies.  Our initial plan and offering will be to market to residents, businesses, governments, contractors, builders, and related supply stores.  This will also allow us to market and target a larger audience and thus eliminating any dependence on one or a few major customers.

In marketing our products we anticipate relying on the following channels:

  Trade Shows – We expect that participating in trade shows will allow us to showcase our products, make contact with industry leaders, and keep abreast with the changes and advancements in product selection, manufacturing, and delivery.
  Telephone solicitations – We anticipate hiring in-house sales representatives who will contact potential clients directly through the telephone.  Our management believes that telephone solicitation will be an effective marketing tool in Jamaica for direct sales of our products.
  Direct mail - We anticipate also contacting potential customers through direct mail with advertising in the form of brochures and information leaflets.  We may include coupons, direct sales offers, selecting the audience by name, and set whatever distribution schedule is most desirable, without being constrained by the publication or broadcast schedules of the major media.
  Personal visits from sales representatives - We anticipate also contacting potential customers through direct visits from our sales representatives. We believe that the benefits provided by personal visits will allow for efficiency, smooth operation, and put us in direct contact with the clients and major decision-makers.
  Website - We expect to develop a website to act as a major source of information and sales.  Use of the Internet is growing in Jamaica and more and more people are using it in place of the traditional methods to look for services and even to do their shopping.
  Traditional Advertising – Magazine and newspaper advertising is an effective way of reaching an audience that is interested in solar energy products.
  Distribution Channels – We will attempt to enter into agreements with existing Jamaican retailers who have already established a clientele.  Complementary product channels will be targeted such as home improvement stores and environmentally conscious stores.

We intend to provide a competitive warranty replacement and repair service for our products.  Typically, solar panels can run for 20 to 30 years before they wear out. Currently, our manufacturer guarantees the solar panels for 20 years. Other parts, such as the battery, controller, and inverter are guaranteed for one year.  However, limited quality assurance provisions apply only to the original owners, as the warranties being offered will be non-transferable to third parties. The warranty service will require the need to provide proof of purchase of all products.  Our warranty will apply to the normal operating state of the hardware.  If we are obligated to repair or replace any of our products our operating costs could increase if the actual costs differ materially from our estimates, which could prevent us from becoming profitable.

Suppliers

The products that we intend to offer are designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd. where   various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  Shenzhen Commonpraise’s main products are flat panel solar collectors, stainless steel water tanks, enamel water tanks, split solar water heaters, heat pumps, and solar air collectors. With more than ten years of experience in the solar field, Shenzhen Commonpraise provides Original Equipment Manufacturer (OEM) and Original Design Manufacturer (ODM) service for its clients.

On January 6, 2011 we entered into an exclusive distribution agreement with Shenzhen Commonpraise for the distribution of its products in Jamaica.  Pursuant to the agreement, we have undertaken to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen within a six month period following the date of the agreement.  Exclusivity under the agreement will be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2kilowatts.  If we are successful in meeting the 10 system quota, the exclusive distribution arrangement will be extended for an additional 12 month period. If we are not successful, we will revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise.

Pursuant to our arrangement with Shenzhen Commonpraise, Shenzhen Commonpraise will supply us with private label branded products (products bearing our name or trademarks) on an as needed basis.  We believe that our anticipated ability to sell products branded with our name or trademark will serve as a valuable marketing tool that will distinguish us from competing distributors and re-sellers.  To date, we have purchased a 1.5KW system from Shenzhen Commonpraise Solar Co., Ltd. for testing, marketing and display purposes.

In addition, we have also identified an alternative solar equipment provider: US Solar Institute, based in Fort Lauderdale, Florida.  As of October 28, 2011, we have purchased a 2,500 watt Grid system from them.  Having access to two suppliers now allows us to be in a better position to offer our customers with up to date solar equipment at competitive prices.

Although we anticipate that Shenzhen Commonpraise will provide us with a reliable product supply, and although we have now identified a comparable alternative supplier who may agree to provide us with products should we be unable to maintain our relationship with Shenzhen Commonpraise, but there is no guarantee that we will be successful in obtaining or maintaining an adequate supply of products, which could harm our business and decrease our ability to operate profitably.

Competition and Barriers to Entry

We face competition from various companies focusing on the residential home solar system market in Jamaica.  Currently the primary market of solar systems in Jamaica lies in water heating, rather than powering the entire home with electricity. We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging technology companies that may become viable in the next several years.

Currently, the competition in the Jamaican Solar PV market includes organizations such as Isratech Jamaica Ltd., Sky Energy, S.A., Sun Source Technologies, A To B Industries, Alternative Energy Plus, Alternative Power Sources, Ltd., Alternex Energy Systems, Automatic Control Engineering Ltd., Caribbean Solar Engineering Co. Ltd., Energy Sources Jamaica, Gensol Energy Systems, and Solar and Fire Protection Services Ltd. Many of these companies have been in business for several years and are experienced in all types of renewable energy platforms.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to:

  establish our products’ competitive advantage with retailers and customers;
  develop a comprehensive marketing system; and
  increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our products.  We believe that our proposed residential-integrated solar roofing products have advantages over most other PV product offerings. In certain cases, competitors produce modules that are installed incorrectly, with inferior materials, creating potential damage to the structure, generating maintenance problems and detracting from their visual appearance. Our proposed PV product offerings differ in this respect because they maximize power output using the latest generation PV cells in an innovative design that incorporates ultra-thin, invisible connectors between cells. This new connector design reduces power losses and increases efficiency.  We will attempt to inform our potential customers of these competitive advantages and establish a developed distribution network based on various marketing techniques and positive word of mouth advertising.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Barriers to entering the solar PV module  include the technical know-how required to produce solar cells that maintain acceptable efficiency rates at competitive production, marketing, and distribution costs. In addition, any new PV solar technology would require successful demonstration of reliability testing prior to widespread market acceptance. The principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors.

Intellectual Property

We have not filed for any protection of our trademark, and other than copyright in the contents of our website, www.degaroinnovations.com, we do not own any intellectual property. Over the next 12 months, we intend to trademark our company name and logo for the Jamaican and Caribbean markets.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July  31, 2012.

Research and Development

We have not incurred any research and development expenses for our past two fiscal years.

Government Regulations

We are not aware of any government regulations which will have a material impact on our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of October 27, 2011, we did not have any full-time or part-time employees. Our sole director and officers works as part-time consultants in the areas of business development and management and contributes approximately 30% of their time to us.

We plan to engage either employees or independent contractors in the areas of marketing and sales including at least 2 part time consultants who will each focus on sales, marketing, and installation.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.    Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.       Properties

Our executive office is located at Lot 107 Roaring River Steer Town P.O St. Ann J.W., Jamaica. This office is approximately 400 square feet in size and is provided to us free of charge by our sole director. As of October 27, 2011, we had not entered into any lease agreement for the office. We do not plan to recognize any rent expenses for this office.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.       [Removed and Reserved]

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board once this Registration Statement has been declared effective by the SEC; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

As of October 27, 2011, there were approximately 45 holders of record of our common stock. As of such date, 51,155,000 common shares were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2011.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

Except as disclosed herein, we do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2011.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended July 31, 2011 and July 31, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Results of Operations

For the Year Ended July 31, 2011 and the Period from December 8, 2009 (Inception) to July 31, 2010

	Year Ended July 31, 2011		Period from December 8, 2009 (Inception) to July 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$58,446		$5,816
Net Loss		$(58,446)		$(5,816)

Revenue

We have earned no revenue since our inception.

Expenses

Our operating expenses for the year ended July 31, 2011 and the period from December 8, 2009 (inception) to July 31, 2010 are outlined in the table below:

	Year Ended July 31, 2011	Period from December 8, 2009 (Inception) to July 31, 2010
General and administrative	$11,554		$2,846
Depreciation and amortization	$773	$	Nil
Professional fees	$46,119		$2,970

Operating expenses for year ended July 31, 2011 increased by $52,630 as compared to the comparative period in 2010 primarily as a result of an increase in all expenses.

Equity Compensation

As at July 31, 2011, we did not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At July 31, 2011	At July 31, 2010
Current Assets	$4,387	$43,344
Current Liabilities	$31,936	$850
Working Capital (Deficit)	$(27,549)	$42,494

Cash Flows
	Year Ended July 31, 2011		Period from December 8, 2009 (Inception) to July 31, 2010
Net Cash used in Operating Activities	$(45,800)		$(5,816)
Net Cash used in Investing Activities	$(12,370)	$	Nil
Net Cash Provided by Financing Activities	$19,213		$49,160
Increase (Decrease) in Cash During the Period	$(38,957)		$43,344

We estimate that our expenses over the next 12 months will be approximately $335,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	45,000
Product acquisition, testing and servicing costs	12 months	75,000
Marketing and advertising	12 months	45,000
Install demonstration unit	12 months	25,000
Investor relations and capital raising	12 months	10,000
Management and operating costs	12 months	25,000
Salaries and consulting fees	12 months	30,000
Fixed asset purchases for distribution centers	12 months	50,000
General and administrative expenses	12 months	30,000
Total		335,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $335,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Earnings (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2011, we had no potentially dilutive securities outstanding.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. We use other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.  Repairs and maintenance are expensed as incurred.  Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. We review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from our use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

The estimated service lives of property and equipment are principally as follows:

Equipment            10 years

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to useful life of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Critical Accounting Policies

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

Degaro Innovations Corp.

(A Development Stage Company)

July 31, 2011

                                                                                                                                                                                                       Index

Report of Independent Registered Public Accounting Firm ............................................................................................................ F–1

Consolidated Balance Sheets............................................................................................................................................................ F–2

Consolidated Statements of Operations........................................................................................................................................... F–3

Consolidated Statement of Stockholders’ (Deficit) Equity.............................................................................................................. F–4

Consolidated Statements of Cash Flows.......................................................................................................................................... F–5

Notes to the Consolidated Financial Statements............................................................................................................................... F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Degaro Innovations Corp. (A Development Stage Company)

Steer Town PO, St. Ann, Jamaica

We have audited the accompanying consolidated balance sheets of Degaro Innovations Corp. (the “Company”) as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended July 31, 2011, the period from December 8, 2009 (inception) to July 31, 2010 and the period from December 8, 2009 (inception) to July 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Degaro Innovations Corp. as of July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended July 31, 2011, the period from December 8, 2009 (inception) to July 31, 2010 and the period from December 8, 2009 (inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, and has not yet generated any revenue from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

October 28, 2011

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	July 31,	July 31,
	2011	2010

ASSETS

Current Assets

Cash	$ 4,387	$ 43,344

Total Current Assets	4,387	43,344

Property and equipment, net	11,597	–

Total Assets	$ 15,984	$ 43,344

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 8,249	$ –
Related party payables	7,716	850
Loan payable	12,347	–
Deferred revenue	3,624	–

Total Liabilities	31,936	850

Contingencies and Commitments (Note 6)

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, US$0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, US$0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	43,194	43,194
Deficit accumulated during the development stage	(64,262)	(5,816)

Total Stockholders’ Equity (Deficit)	(15,952)	42,494

Total Liabilities and Stockholders’ Equity (Deficit)	$ 15,984	$ 43,344

(The accompanying notes are an integral part of these consolidated financial statements.)

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

		For the	For the
	For the	Period From	Period From
	Year	December 8, 2009	December 8, 2009
	Ended	(Date of Inception) to	(Date of Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

Expenses

General and administrative	$ 11,554	$ 2,846	$ 14,400
Depreciation and amortization	773	–	773
Professional fees	46,119	2,970	49,089

Total Expenses	58,446	5,816	64,262

Net Loss	$ (58,446)	$ (5,816)	$ (64,262)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	51,155,000	24,712,000

(The accompanying notes are an integral part of these consolidated financial statements.)

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From the Period from December 8, 2009 (Inception) to July 31, 2011

(Expressed in US Dollars)

				Deficit Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance – December 8, 2009 (Date of Inception)	–	$ –	$ –	$ –	$ –

Issue of common stock at $0.0002 per share	30,000,000	3,000	3,000	–	6,000

Issue of common stock at $0.002 per share	21,155,000	2,116	40,194	–	42,310

Net loss for the period	–	–	–	(5,816)	(5,816)

Balance – July 31, 2010	51,155,000	5,116	43,194	(5,816)	42,494

Net loss for the year	–	–	–	(58,446)	(58,446)

Balance – July 31, 2011	51,155,000	$ 5,116	$ 43,194	$ (64,262)	$ (15,952)

(The accompanying notes are an integral part of these consolidated financial statements.)

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

		For the	For the
	For the	Period From	Period From
	Year	December 8, 2009	December 8, 2009
	Ended	(Date of Inception) to	(Date of Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

Cash Flows from Operating Activities

Net loss	$ (58,446)	$ (5,816)	$ (64,262)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	773	–	773

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,249	–	8,249
Deferred revenue	3,624	–	3,624

Net Cash Used In Operating Activities	(45,800)	(5,816)	(51,616)

Cash Flows from Investing Activities

Purchase of property and equipment	(12,370)	–	(12,370)

Net Cash Used in Investing Activities	(12,370)	–	(12,370)

Cash Flows from Financing Activities

Net advances from related party payables	6,866	850	7,716
Proceeds from issue of common stock	–	48,310	48,310
Proceeds from loan payable	12,347	–	12,347

Net Cash Provided by Financing Activities	19,213	49,160	68,373

(Decrease) Increase in Cash	(38,957)	43,344	4,387

Cash - Beginning of Period	43,344	–	–

Cash - End of Period	$ 4,387	$ 43,344	$ 4,387

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these consolidated financial statements.)

Degaro Innovations Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2011, the Company has incurred losses totaling $64,262 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)       Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is July 31.

b)      Principal of Consolidation

The consolidated financial statements include the accounts of Degaro Limited, its 100% owned subsidiary.  All significant intercompany balances and transactions have been eliminated upon consolidation.

c)       Use of Estimates

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

d)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)       Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.             Summary of Significant Accounting Policies (continued)

f)       Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2011, the Company has no potentially dilutive securities outstanding.

g)      Foreign Currency Translation

The Company’s planned operations will be in Jamaica and the Caribbean, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Aggregate foreign currency translation and transaction losses were insignificant for the year ended July 31, 2011.

h)      Property and Equipment

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

The estimated service lives of property and equipment are principally as follows:

                Equipment               10 years

i)        Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. Revenues of $3,624 were deferred as the products were not shipped to the customers as at July 31, 2011 (2010 - $nil).

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.             Summary of Significant Accounting Policies (continued)

j)        Income Taxes

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

3.     Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2011 Net Carrying Value $	July 31, 2010 Net Carrying Value $
Equipment	12,370	773	11,597	–

4.     Related Party Transactions

a)        Office services are provided without charge by Ms. Briscoe the sole director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)       As of July 31, 2011, the Company owes the sole director of the Company $7,716 (2010 - $850) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.     Loan Payable

At July 31, 2011, the Company is indebted to an unrelated third party for $12,347.  This loan is non-interest bearing and is due on demand.

6.     Commitments

a)        On January 6, 2011, the Company entered into an exclusive distribution agreement with a distributor. Pursuant to the agreement, the Company shall buy not less than 10 Residential and Commercial Solar Energy Systems prior to July 6, 2011.  Exclusivity will become effective after the delivery of the initial sample order in the first month. If 10 solar energy systems have been purchased in this six month period, the exclusivity agreement shall continue for one full year thereafter. If the Company fails to purchase 10 systems in the six month period, the exclusive agreement will be voided but the Company will continue to act as a distributor of systems from the distributor on a non-exclusive basis.  As at July 6, 2011, the Company had not purchased 10 systems and the exclusive agreement was voided.  The Company will continue to act as a distributor of systems on a non-exclusive basis.

b)       On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at July 31, 2011, the solar equipment has not been delivered.

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

7.     Stockholders’ Equity

a)        At incorporation the Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. Effective January 29, 2010, the Company amended their articles of incorporation to change the par value of shares of their common stock to $0.0001. As a result, effective January 29, 2010, the Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 100,000,000 shares of preferred stock with a par value of $0.001. Accordingly, since the change in par value of the shares of common stock preceded the initial issuance of common stock, the accompanying financial statements did not require a retroactive adjustment for the reduction in par value.

b)       On January 29, 2010, 30,000,000 shares of common stock were issued to the sole director of the Company at $0.0002 per share for proceeds of $6,000.

c)        On July 16, 2010, 21,155,000 shares of common stock were issued at $0.002 per share for proceeds of $42,310.

8.     Income Taxes

The Company is subject to United States federal and state income taxes. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31,	July 31,
	2011	2010

Income tax benefit computed at the statutory rate	$ 8,767	$ 872
Change in valuation allowance	(8,767)	(872)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011	2010

Deferred income tax assets
Net operating losses	$ 9,639	$ 872
Valuation allowance	(9,639)	(872)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $64,262 which expire commencing in 2030.

9.     Subsequent Event

As of October 28, 2011, the Company has purchased from US Solar Institute of Fort Lauderdale, Florida, a 2,500 watt Grid solar system which includes, an inverter with internal DC disconnect, and panels.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Our management, with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation and the deficiencies enumerated below, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of July 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Controls.

During the period ended July 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sheryl Briscoe	President, CEO, CFO, Secretary, Treasurer, Director	38	December 8, 2009
Nagria Ricketts	Vice President	29	October 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sheryl Briscoe - President, Treasurer, Secretary and Director

Sheryl Briscoe has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director since our inception on December 8, 2009.  Ms. Briscoe is an entrepreneur and has been involved in the tourism industry in Ocho Rios since November 1992.  She continues to operate a retail business selling crafts and souvenirs to tourists.  Expanding her focus in tourism, in March 2000, Ms. Briscoe founded, a car rental company called Maxis Rent a Car, where she continues as an owners and operator, renting vehicles to tourists looking to explore the Island.  More recently, in June 2007, Ms. Briscoe ventured into a wholesale and retail business called Supreme Wholesale, a grocery and confectionary business located in Ocho Rios.  Ms. Briscoe is the sole owner and operator of these businesses and is in no partnerships with any other parties.

Nagria Ricketts – Vice President

Nagria Ricketts has served as our Vice President since October 21, 2011.  In addition, since January 2005 to present, Nagria Ricketts has been a sales associate and union delegate for the St. Ann Development Company, a subsidiary of the Urban Development Corporation (“UDC”) that manages all the attractions owned by UDC, located in St,. Ann, Jamaica. Her primary responsibilities include financial recording, overseeing sales, guest services, and marketing of six of the park attractions owned by UDC. These include Dunn’s River Falls, Turtle River Park, Ocho Rios Bay Beach, Green Grotto Caves, Roaring River and Laughing Waters. She is also responsible to ensure safe and equitable employment for the staff at one of UDC’s location and is a liaison between management and the employees.

We appointed Ms. Ricketts as an officer of our company due to her marketing experience and her familiarity with the local government.

There have been no transactions between our company and Ms. Ricketts since the company’s last fiscal year which would be required to be reported herein. There are no family relationships among our directors or executive officers.

Significant Employees

We have no significant employees other than our officers and director. Our officers and director have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consultants usual and customary rates received by other third parties for performing similar consulting services.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.             A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.             Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.                     Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.                    Engaging in any type of business practice; or

iii.                  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.             Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.             Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.             Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.             Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.                     Any Federal or State securities or commodities law or regulation; or

ii.                    Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.                    Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.             Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.

We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Our Code of Ethics is  attached as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Degaro Innovations Corp., Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2011 and 2010; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Sheryl Briscoe President, Treasurer, Secretary and Director Nagria Ricketts Vice President	2011 2010 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Stock Options/SAR Grants

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at July 31, 2011.

Option Exercises

During our Fiscal year ended July 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we do not have an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 27, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sheryl Briscoe Lot 107 Roaring River Steer Town P.O St. Ann J.W.	30,000,000 Common	58.65%
Directors and Executive Officers as a Group	30,000,000 Common	58.65%

(1)     Based on 51,155,000 shares of common stock issued and outstanding as of October 27, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, Sheryl Briscoe.  We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors  acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the our sole director.  Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for the period from December 8, 2009 (inception) to July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2011 $	Period from December 8, 2009 (Inception) to July 31, 2010 $
Audit Fees	13,655	6,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	13,655	6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)      Financial Statements

(1)     Financial statements for our company are listed in the index under Item 8 of this document

(2)     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits

Exhibit No.	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1

Exclusive Distribution Agreement between our company and Shenzhen Commonpraise Co. Ltd., dated January 6, 2011 (incorporated by reference to our Registration Statement on Form S-1/A filed January 25, 2011).

10.2	Purchase and Sale Agreement with N.A.T. Enterprise (incorporated by reference to our Registration Statement on Form S-1/A filed on May 24, 2011).
10.3	Consulting Agreement with Dr. Noah Fields dated May 1, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
(14)	Code of Ethics
14.1*	Code of Ethics
(21)	Subsidiaries of Registrant
21.1	Degaro Limited, a Jamaica corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*              Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEGARO INNOVATIONS CORP.
(Registrant)
Dated: October 31, 2011	/s/ Sheryl Briscoe
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 31, 2011	/s/ Sheryl Briscoe
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)