Form 10-Q
period 2011-10-31
DEGARO INNOVATIONS CORP.
filed 2011-12-15
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO

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
51,155,000 common shares issued and outstanding as of December 15, 2011.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

October 31, 2011

(Unaudited)

                                                                                                                                                                                                      Index

Consolidated Balance Sheets.................................................................................................................................................. F–1

Consolidated Statements of Operations................................................................................................................................   F–2

Consolidated Statements of Cash Flows...............................................................................................................................   F–3

Notes to the Consolidated Financial Statements..................................................................................................................     F–4

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	October 31, 2011	July 31, 2011
ASSETS
Current Assets

Cash	$ 1,621	$ 4,387

Total Current Assets	1,621	4,387

Property and equipment, net	17,214	11,597

Total Assets	$ 18,835	$ 15,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$ 19,259	$ 8,249
Related party payables	11,160	7,716
Loan payable	14,985	12,347
Deferred revenue	3,624	3,624

Total Liabilities	49,028	31,936

Contingencies and Commitments (Note 6)

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	43,194	43,194
Deficit accumulated during the development stage	(78,503)	(64,262)

Total Stockholders’ Deficit	(30,193)	(15,952)

Total Liabilities and Stockholders’ Deficit	$ 18,835	$ 15,984

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Period From December 8, 2009 (Date of Inception) to October 31, 2011

Expenses

General and administrative	$ 6,339	$ 864	$ 20,739
Depreciation and amortization	318	–	1,091
Professional fees	7,584	17,742	56,673

Total Expenses	14,241	18,606	78,503

Net Loss	$ (14,241)	$ (18,606)	$ (78,503)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	51,155,000	51,155,000

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Period From December 8, 2009 (Date of Inception) to October 31, 2011

Cash Flows from Operating Activities

Net loss	$ (14,241)	$ (18,606)	$ (78,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	–	1,091
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,010	2,486	19,259
Deferred revenue	–	–	3,624

Net Cash Used In Operating Activities	(2,913)	(16,120)	(54,529)

Cash Flows from Investing Activities

Purchase of property and equipment	(5,935)	–	(18,305)

Net Cash Used in Investing Activities	(5,935)	–	(18,305)

Cash Flows from Financing Activities

Net advances from related party payables	3,444	–	11,160
Proceeds from issue of common stock	–	–	48,310
Proceeds from loan payable	2,638	–	14,985

Net Cash Provided by Financing Activities	6,082	–	74,455

Increase (Decrease) in Cash	(2,766)	(16,120)	1,621

Cash - Beginning of Period	4,387	43,344	–

Cash - End of Period	$ 1,621	$ 27,224	$ 1,621

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Degaro Innovations Corp.

(A Development Stage Company)

Notes to Consoledated Financial Statements
(Expressed in US Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2011, the Company has incurred losses totalling $78,503 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Degaro Innovations Corp.

(A Development Stage Company)

Notes to Consoledated Financial Statements
(Expressed in US Dollars)

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

d)    Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2011, the Company has no potentially dilutive securities outstanding.

e)    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Property and Equipment

Net property and equipment consisted of the following:

	October 31, 2011	July 31, 2011
Cost	$ 18,305	$ 12,370
Accumulated depreciation	(1,091)	(773)
Net carrying value	$ 17,214	$ 11,597

On October 27, 2011 the Company purchased from US Solar International, one (1) 2,500 watt Solar System Consisting of: Ten (10) ASP 240 watt solar panels, One (1) 2500 watt SMA Grid Tied 50 Hz inverter w/ internal DC disconnect at a cost of $5,935.

4.     Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of October 31, 2011, the Company owes the sole director of the Company $11,160 (July 31, 2011 - $7,716) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.     Loan Payable

At October 31, 2011, the Company was indebted to an unrelated third party for $14,985.  This loan is non-interest bearing and is due on demand.

6.     Commitments

On January 6, 2011, the Company entered into an exclusive distribution agreement with a distributor. Pursuant to the agreement, the Company shall buy not less than 10 Residential and Commercial Solar Energy Systems prior to July 6, 2011.  Exclusivity will become effective after the delivery of the initial sample order in the first month. If 10 solar energy systems have been purchased in this six month period, the exclusivity agreement shall continue for one full year thereafter. If the Company fails to purchase 10 systems in the six month period, the exclusive agreement will be voided but the Company will continue to act as a distributor of systems from the distributor on a non-exclusive basis.  As of July 6, 2011, the Company had not purchased 10 systems and the exclusive agreement was voided.  The Company will continue to act as a distributor of systems on a non-exclusive basis.

Degaro Innovations Corp.

(A Development Stage Company)

Notes to Consoledated Financial Statements
(Expressed in US Dollars)

(unaudited)

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As of October 31, 2011, the solar equipment has not been delivered.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. At incorporation, our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Effective January 29, 2010, we amended our articles of incorporation to change the par value of shares of our common stock to $0.0001 per share. As a result, effective January 29, 2010, our authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share and 100,000,000 shares of preferred stock with a par value of $0.001.

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

From inception, our management has devoted a significant amount of time to the development of our business. In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment, recently purchased a complete 1.5KW solar system for demonstration purposes.

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

On January 6, 2011 we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 kilowatts.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12 month period. If we were not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. As of July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

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

On March 18, 2011 we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. Enterprise has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. will pay 10% of the purchase price within 45 days of the execution of the agreement (already paid) and the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  We estimate that N.A.T. will take delivery of the equipment towards the end of January 2012 .  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011 we have purchase from US Solar Institute a 2,500 watt Grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of December 2011.

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

Results of Operations for the Three Months Ended October 31, 2011 and 2010 and the period from Inception (December 8, 2009) to October 31, 2011

We have not earned any revenues from inception through the period ending October 31, 2011.

		Three Months Ended October 31, 2011		Three Months Ended October 31, 2010		December 8, 2009 (Inception) through October 31, 2011
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$14,241		$18,606		$78,503
Net Loss		$(14,241)		$(18,606)		$(78,503)

We incurred a net loss in the amount of $14,241 for the three months ended October 31, 2011 compared to $18,606 for the three months ended October 31, 2010. We incurred a net loss of $78,503 from our inception on December 8, 2009 to October 31, 2011.

Our operating expenses incurred for the three months ended October 31, 2011 included $6,339 for general and administrative expenses, $318 in depreciation and amortization and $7,584 in professional fees compared to the three months ended October 31, 2010 of $864 for general and administrative expenses, $Nil in depreciation and amortization and $17,742 in professional fees. Our operating expenses from our inception on December 8, 2009 to October 31, 2011 were $20,739 for general and administrative expenses, $1,091 in depreciation and amortization and $56,673 in professional fees.

Liquidity and Capital Resources

Working Capital
	October 31, 2011	July 31, 2011
Current Assets	$1,621	$4,387
Current Liabilities	$49,028	$31,936
Working Capital	$(47,407)	$(27,549)

Cash Flows	Three Months Ended October 31, 2011		Three Months Ended October 31, 2010	December 8, 2009 (Inception) to October 31, 2011
Net Cash Used in Operating Activities	$(2,913)		$(16,120)	$(54,529)
Net Cash Used In Investing Activities	$(5,935)	$	Nil	$(18,305)
Net Cash Provided by Financing Activities	$6,082	$	Nil	$74,455
Net Increase (Decrease) In Cash During The Period	$(2,766)		$(16,120)	$1,621

As of October 31, 2011, our company had a working capital deficit of $47,407.

As of October 31, 2011, we had current assets in the amount of $1,621, consisting of cash. Our current liabilities as of October 31, 2011 were $49,028.

Our cash used in operating activities was $2,913 for the three months ended October 31, 2011 compared to $16,120 for the three months ended October 31, 2010. Our cash used in operating activities was $54,529 for the period from inception on December 8, 2009 to October 31, 2011.

Our cash used in investing activities was $5,935 for the three months ended October 31, 2011 compared to $Nil for the three months ended October 31, 2010. Our cash used in investing activities was $18,305 for the period from inception on December 8, 2009 to October 31, 2011.

Our cash provided by financing activities was $6,082 for the three months ended October 31, 2011compared to $Nil for the three months ended October 31, 2010.  Cash provided by financing activities was $74,455 for the period from inception on December 8, 2009 to October 31, 2011.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $78,503 as of October 31, 2011. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2011, our company has no potentially dilutive securities outstanding.

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

On October 21, 2011, we appointed Nagria Ricketts as vice president of our company.

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

10.2	Consulting Agreement with Dr. Noah Fields dated May 1, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.3	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011).
(21)	Subsidiaries of the Registrant
21.1	Degaro Limited, a Jamaica corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                                                                                                                                                                                                                         11

                                                                                                                                 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEGARO INNOVATIONS CORP.
(Registrant)

Date: December 15, 2011	/s/ SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)