Form 10-Q
period 2012-01-31
DEGARO INNOVATIONS CORP.
filed 2012-03-15
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			January 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act				[ ]	YES	[X]	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
51,155,000 common shares issued and outstanding as of March 9, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

January 31, 2012

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

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(unaudited)

	January 31, 2012	July 31, 2011
ASSETS
Current Assets

Cash	$1,603	$4,387

Total Current Assets	1,603	4,387

Property and equipment, net	16,757	11,597

Total Assets	$18,360	$15,984
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$16,471	$8,249
Related party payables	21,055	7,716
Loan payable	18,768	12,347
Deferred revenue	3,624	3,624

Total Liabilities	59,918	31,936

Contingencies and Commitments

STOCKHOLDERS’ DEFICIT

Preferred Stock, 100,000,000 shares authorized, US$0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, US$0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116

Additional paid-in capital	43,194	43,194

Deficit accumulated during the development stage	(89,868)	(64,262)

Total Stockholders’ Deficit	(41,558)	(15,952)

Total Liabilities and Stockholders’ Deficit	$18,360	$15,984

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011	For the Period From December 8, 2009 (Date of Inception) to January 31, 2012
Expenses
General and administrative	$7,112	$876	$8,311	$2,039	$33,590
Depreciation and amortization	457	155	775	155	1,548
Professional fees	3,557	14,834	16,520	32,575	54,730

Total Expenses	11,126	15,865	25,606	34,769	89,868

Net Loss	$(11,126)	$(15,865)	$(25,606)	$(34,769)	$(89,868)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	51,155,000	51,155,000	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011	For the Period From December 8, 2009 (Date of Inception) to January 31, 2012
Cash Flows from Operating Activities

Net loss	$(25,606)	(34,769)	(89,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	155	1,548

Changes in operating assets and liabilities:
Prepaid expenses	–	(135)	–
Accounts payable and accrued liabilities	8,222	3,400	16,471
Deferred revenue	–	–	3,624

Net Cash Used In Operating Activities	(16,609)	(31,349)	(68,225)

Cash Flows from Investing Activities

Purchase of property and equipment	(5,935)	(12,370)	(18,305)

Net Cash Used in Investing Activities	(5,935)	(12,370)	(18,305)

Cash Flows from Financing Activities

Related party payables	13,339	375	21,055
Proceeds from issuance of common stock	–	–	48,310
Proceeds from loan payable	6,421	–	18,768

Net Cash Provided by Financing Activities	19,760	375	88,133

Increase(Decrease) in Cash	(2,784)	(43,344)	1,603

Cash - Beginning of Period	4,387	43,344	–

Cash - End of Period	$1,603	–	1,603

Supplementary Information:
Interest paid	$–	–	–
Income taxes paid	$–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2012, the Company has incurred losses totalling $89,868 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of its operations for the interim period presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for future quarters or the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

d)    Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2012, the Company has no potentially dilutive securities outstanding.

e)    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Property and Equipment

Net property and equipment consisted of the following:

	January 31, 2012	July 31, 2011
Cost	$ 18,305	$ 12,370
Accumulated depreciation	(1,548)	(773)
Net carrying value	$ 16,757	$ 11,597

On October 27, 2011, the Company purchased from US Solar International, one 2,500-watt Solar System consisting of ten ASP 240 watt solar panels and one 2,500-watt SMA Grid Tied 50 Hz inverter with internal DC disconnect at a cost of $5,935.

4.     Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of January 31, 2012, the Company owes the sole director of the Company $21,055 (July 31, 2011 - $7,716) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.  The amount is accrued in related party payables as of January 31, 2012

5.     Loan Payable

At January 31, 2012, the Company is indebted to an unrelated third party for $18,768 (July 31, 2011 - $12,347).  This loan is non-interest bearing and is due on demand.

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

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at January 31, 2012, the solar equipment has not been delivered.

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

We are a development stage company. We have only recently begun operations, have limited sales and limited revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

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

On January 6, 2011, we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 kilowatts.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12 month period. If we were not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. On July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

Prior to the distribution agreement we purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes.

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. We hope to finish the installation process and hire the required staff by June of 2012, but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

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

On March 18, 2011 we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. paid 10% of the purchase price within 45 days of the execution of the agreement and will pay the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  As at January 31, 2012, the solar equipment has not been delivered.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011 we have purchased from US Solar Institute a 2,500 watt grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of March 2012.  The delay in delivery is a result of not receiving some key components for parts manufactured in Europe.  Once these parts are received by our supplier we should then receive our 2,500 watt grid solar system.

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

Results of Operations for the Three and Six Months Ended January 31, 2012 and 2011 and the period from Inception (December 8, 2009) to January 31, 2012

We have not earned any revenues from inception through the period ending January 31, 2012.

		Three Months Ended January 31,		Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,	December 8, 2009 (Inception) through January 31,
		2012		2011	2012	2011	2012
Revenues	$	Nil	$	Nil	$ Nil	$ Nil	$ Nil
Expenses		$11,126		$15,865	$25,606	$34,769	$89,868
Net Loss		$(11,126)		$(15,865)	$(25,606)	$(34,769)	$(89,868)

We incurred a net loss in the amount of $11,126 for the three months ended January 31, 2012 compared to $15,865 for the three months ended January 31, 2011 and a net loss in the amount of $25,606 for the six months ended January 31, 2012 compared to $34,769 for the six months ended January 31, 2011. We incurred a net loss of $89,868 from our inception on December 8, 2009 to January 31, 2012.

Our operating expenses incurred for the three months ended January 31, 2012 included $7,112for general and administrative expenses, $457 in depreciation and amortization and $3,557 in professional fees compared to the three months ended January 31, 2011 of $876 for general and administrative expenses, $155 in depreciation and amortization and $14,834 in professional fees.

Our operating expenses incurred for the six months ended January 31, 2012 included $8,311 for general and administrative expenses, $775 in depreciation and amortization and $16,520 in professional fees compared to the six months ended January 31, 2011 of $2,039 for general and administrative expenses, $155 in depreciation and amortization and $32,575 in professional fees.

Our operating expenses from our inception on December 8, 2009 to January 31, 2012 were $33,590 for general and administrative expenses, $1,548 in depreciation and amortization and $54,730 in professional fees.

Liquidity and Capital Resources

Working Capital
	January 31, 2012	July 31, 2011
Current Assets	$1,603	$4,387
Current Liabilities	$59,918	$31,936
Working Capital	$(58,315)	$(27,549)

Cash Flows
	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	December 8, 2009 (Inception) to January 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(16,608)	$(31,349)	$(68,224)
Net Cash Provided by (Used In) Investing Activities	$(5,935)	$(12,370)	$(18,305)
Net Cash Provided by Financing Activities	$19,760	$375	$88,133
Net Increase (Decrease) In Cash During The Period	$(2,783)	$(43,344)	$1,604

As of January 31, 2012, our company had a working capital deficit of $58,315.

As of January 31, 2012, we had current assets in the amount of $1,603, consisting of cash. Our current liabilities as of January 31, 2012 were $59,918.

Our cash used in operating activities was $16,608 for the six months ended January 31, 2012 compared to $31,349 for the six months ended January 31, 2011. Our cash used in operating activities was $68,224 for the period from inception on December 8, 2009 to January 31, 2012.

Our cash used in investing activities was $5,935 for the six months ended January 31, 2012 compared to $12,370 for the six months ended January 31, 2011. Our cash used in investing activities was $18,305 for the period from inception on December 8, 2009 to January 31, 2012.

Our cash provided by financing activities was $19,760 for the six months ended January 31, 2012 compared to $375 for the six months ended January 31, 2011.  Cash provided by financing activities was $88,133 for the period from inception on December 8, 2009 to January 31, 2012.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $89,868as of January 31, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

PART II – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	Consulting Agreement with Dr. Noah Fields dated May 1, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011).
(21)	Subsidiaries of the Registrant
21.1	Degaro Limited, a Jamaica corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
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

DEGARO INNOVATIONS CORP.
(Registrant)

Date: March 15, 2012	/s/ SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)