Form 10-Q
period 2012-04-30
DEGARO INNOVATIONS CORP.
filed 2012-06-14
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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
51,155,000 common shares issued and outstanding as of June 14, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

April 30, 2012

(unaudited)

                                                                                                                                                                                                       Index

Consolidated Balance Sheets............................................................................................................................................................F–1

Consolidated Statements of Operations..........................................................................................................................................F–2

Consolidated Statements of Cash Flows.........................................................................................................................................F–3

Notes to the Consolidated Financial Statements.............................................................................................................................F–4

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(unaudited)

	April 30,	July 31,
	2012	2011

ASSETS

Current Assets

Cash	$ 1,596	$ 4,387

Total Current Assets	1,596	4,387

Property and equipment, net	16,299	11,597

Total Assets	$ 17,895	$ 15,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 10,887	$ 8,249
Related party payables	21,015	7,716
Loan payable	34,987	12,347
Deferred revenue	3,624	3,624

Total Liabilities	70,513	31,936

Contingencies and Commitments	–	–

Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, US$0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, US$0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	43,194	43,194
Deficit accumulated during the development stage	(100,928)	(64,262)

Total Stockholders’ Deficit	(52,618)	(15,952)

Total Liabilities and Stockholders’ Deficit	$ 17,895	$ 15,984

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

					For the
					Period From
	For the	For the	For the	For the	December 8, 2009
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012

Expenses

General and administrative	$ 2,098	$ 6,924	$ 10,409	$ 8,963	$ 24,809
Depreciation and amortization	458	309	1,233	464	2,006
Professional fees	8,504	3,746	25,024	36,321	74,113

Total Expenses	11,060	10,979	36,666	45,748	100,928

Net Loss	$ (11,060)	$ (10,979)	$ (36,666)	$ (45,748)	$ (100,928)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding	51,155,000	51,155,000	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	December 8, 2009
	Ended	Ended	(Date of Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

Cash Flows from Operating Activities

Net loss	$ (36,666)	$ (45,748)	$ (100,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,233	464	2,006
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,638	2,233	10,887
Deferred revenue	–	–	3,624

Net Cash Used In Operating Activities	(32,795)	(43,051)	(84,411)

Cash Flows from Investing Activities

Purchase of property and equipment	(5,935)	(12,370)	(18,305)

Net Cash Used in Investing Activities	(5,935)	(12,370)	(18,305)

Cash Flows from Financing Activities

Related party payables	13,299	6,861	21,015
Proceeds from issue of common stock	–	–	48,310
Proceeds from loan payable	22,640	6,563	34,987

Net Cash Provided by Financing Activities	35,939	13,424	104,312

Increase (Decrease) in Cash	(2,791)	(41,997)	1,596

Cash - Beginning of Period	4,387	43,344	–

Cash - End of Period	$ 1,596	$ 1,347	$ 1,596

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2012, the Company has incurred losses totalling $100,928 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)      Principles of Consolidation

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
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

d)      Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2012, the Company has no potentially dilutive securities outstanding.

e)       Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Property and Equipment

Net property and equipment consisted of the following:

	April 30, 2012	July 31, 2011
Cost	$ 18,305	$ 12,370
Accumulated depreciation	(2,006)	(773)
Net carrying value	$ 16,299	$ 11,597

4.     Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of April 30, 2012, the Company owes the sole director of the Company $21,015 (July 31, 2011 - $7,716) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.     Loan Payable

At April 30, 2012, the Company is indebted to an unrelated third party for $34,987 (July 31, 2011 - $12,347).  This loan is non-interest bearing and is due on demand.

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

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at April 30, 2012, the solar equipment has not been delivered due to changing requirements by the purchaser and due to the purchaser’s technical specification requirements that may not be able to be achieved by the supplier.

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

From inception, our management has devoted a significant amount of time to the development of our business. In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment and recently purchased a complete 1.5KW solar system for demonstration purposes.

We intend to market, and distribute solar panel power generation systems for household application in the Jamaican and Caribbean market.  We anticipate that our products will be designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd., where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  However, we are continuously seeking other manufacturers and suppliers of solar panel power generation systems in order to offer our customers the most current technology at the most competitive prices.

On January 6, 2011, we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 KW.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12 month period. If we were not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. On July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

Prior to the distribution agreement we purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes.

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. We finished the installation process and we plan to hire the required staff by July of 2012, but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

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

On March 18, 2011, we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. paid 10% of the purchase price within 45 days of the execution of the agreement and will pay the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  As at April 30, 2012, the solar equipment has not been delivered due to the changing requirements by the purchaser and due to the purchaser’s technical specification requirements which may not be able to be achieved by this particular supplier.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011, we purchased from US Solar Institute a 2,500W grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of June 2012.  The delay in delivery is a result of not receiving some key components for parts manufactured in Europe.  Once these parts are received by our supplier we should then receive our 2,500W grid solar system if these parts continue to have delays we will seek a refund and seek alternative solar system suppliers.

Principal Products

Initially we intend to market and distribute solar home systems within the range of 750W to 4KW. These products have a wide range of power and can be used to power all electrical products in the home, depending on the devices used and amount of time the devices are used.

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

Results of Operations for the Three and Nine Months Ended April 30, 2012 and 2011 and the period from Inception (December 8, 2009) to April 30, 2012

We have not earned any revenues from inception through the period ending April 30, 2012.

		Three Months Ended April 30,		Three Months Ended April 30,		Nine Months Ended April 30,		Nine Months Ended April 30,		December 8, 2009 (Inception) through April 30,
		2012		2011		2012		2011		2012
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$11,060		$10,979		$36,666		$45,748		$100,928
Net Loss		$(11,060)		$(10,979)		$(36,666)		$(45,748)		$(100,928)

We incurred a net loss in the amount of $11,060 for the three months ended April 30, 2012 compared to $10,979 for the three months ended April 30, 2011 and a net loss in the amount of $36.666 for the nine months ended April 30, 2012 compared to $45,748 for the nine months ended April 30, 2011. We incurred a net loss of $100,928 from our inception on December 8, 2009 to April 30, 2012.

Our operating expenses incurred for the three months ended April 30, 2012 included $2.098 for general and administrative expenses, $458 in depreciation and amortization and $8,504 in professional fees compared to the three months ended April 30, 2011 of $6,924 for general and administrative expenses, $309 in depreciation and amortization and $3,746 in professional fees.

Our operating expenses incurred for the nine months ended April 30, 2012 included $10,409 for general and administrative expenses, $1,233 in depreciation and amortization and $25,024 in professional fees compared to the nine months ended April 30, 2011 of $8,963 for general and administrative expenses, $464 in depreciation and amortization and $36,321 in professional fees.

Our operating expenses from our inception on December 8, 2009 to April 30, 2012 were $24,809 for general and administrative expenses, $2,006 in depreciation and amortization and $74,113 in professional fees.

Liquidity and Capital Resources

Working Capital
	April 30, 2012	July 31, 2011
Current Assets	$1,596	$4,387
Current Liabilities	$70,513	$31,936
Working Capital (Deficit)	$(68,917)	$(27,549)

Cash Flows
	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	December 8, 2009 (Inception) to April 30, 2012
Net Cash Used In Operating Activities	$(32,795)	$(43,051)	$(84,411)
Net Cash Used In Investing Activities	$(5,935)	$(12,370)	$(18,305)
Net Cash Provided By Financing Activities	$35,939	$13,424	$104,312
Net Increase (Decrease) In Cash During The Period	$(2,791)	$(41,997)	$1,596

As of April 30, 2012, our company had a working capital deficit of $68,917.

As of April 30, 2012, we had current assets in the amount of $1,596, consisting of cash. Our current liabilities as of April 30, 2012 were $70,513.

Our cash used in operating activities was $32,795 for the nine months ended April 30, 2012 compared to $43,051 for the nine months ended April 30, 2011. Our cash used in operating activities was $84,411 for the period from inception on December 8, 2009 to April 30, 2012.

Our cash used in investing activities was $5,935 for the nine months ended April 30, 2012 compared to $12,370 for the nine months ended April 30, 2011. Our cash used in investing activities was $18,305 for the period from inception on December 8, 2009 to April 30, 2012.

Our cash provided by financing activities was $35,939 for the nine months ended April 30, 2012 related to related party payables and loan payable compared to $13,424 for the nine months ended April 30, 2011.  Cash provided by financing activities was $104,312 for the period from inception on December 8, 2009 to April 30, 2012.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $100,928 as of April 30, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2012, our company has no potentially dilutive securities outstanding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
(10)	Material Contracts
10.1	Exclusive Distribution Agreement with Shenzhen Commonpraise Co., Ltd. dated January 6, 2011. (Incorporated by reference to our Registration Statement on Form S-1/A filed on January 25, 2011).
10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011)
(21)	Subsidiaries of the Registrant
21.1	Degaro Limited, a Jamaica corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

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

DEGARO INNOVATIONS CORP.
(Registrant)

Date: June 14, 2012	/s/ Sheryl Briscoe
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)