Form 10-K
period 2012-07-31
DEGARO INNOVATIONS CORP.
filed 2012-11-13
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                                                                                                                                            (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	July 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-169770

DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(876) 347-9493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 51,155,000 common shares as of November 13, 2012.

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

We are development stage company. We have only recently begun operations, have minimal sales and revenues, and therefore rely upon the sale of our securities to fund our operations.  We have a going concern uncertainty as of the date of our most recent financial statements.

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

Our Current Business

We intend to market and distribute solar panel power generation systems for household application in the Jamaican and Caribbean market.  We anticipate that our products will be designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd. where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  However, we are continuously seeking other manufacturers and suppliers of solar panel power generation systems in order to offer our customers the most current technology at the most competitive prices.

On January 6, 2011, we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 KW.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12 month period. If we are not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. On July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

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

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. Once we finished the installation process and we plan to hire the required staff by the end of November of 2012 , but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

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

On March 18, 2011, we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. paid 10% of the purchase price within 45 days of the execution of the agreement and will pay the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  As of July 31, 2012, the solar equipment has not been delivered due to the changing requirements by the purchaser and due to the purchaser’s technical specification requirements which may not be able to be achieved by this particular supplier.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011, we purchased from US Solar Institute a 2,500W grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of November 2012.  The delay in delivery is a result of not receiving some key components for parts manufactured in Europe and the customer continues to change its requirements.  Once these parts are received by our supplier we should then receive our 2,500W grid solar system if these parts continue to have delays we will seek a refund and seek alternative solar system suppliers.

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

Government and Economic Incentives and Education Initiatives in Jamaica

Activities of the Petroleum Corporation of Jamaica

The Petroleum Corporation of Jamaica (PCJ) is a state owned corporation with the exclusive right to explore for oil, to develop Jamaica's petroleum resources and to enter all stages of the petroleum industry. In 1995 PCJ was mandated to develop indigenous renewable energy resources, to prevent adverse effects on the environment and to assist the government in realizing the goals of the Jamaica Energy Sector Policy.

PCJ acknowledges the economic burden of imported petroleum, and that, given an infant renewable energy market, improving energy efficiency and conservation at all levels of the economy presents the most cost-effective and quick treatment to the problem. (see “Opening Remarks by Dr. Ruth Potopsingh Group Managing Director of the Petroleum Corporation of Jamaica, April 16, 2008 at the Seminar entitled “Building Human Resource Capacities for Renewable Energy Development”).

(source: http://www.pcj.com/dnn/Portals/0/Documents/Speech%20MexicoJamaica%20-%20April%2016.pdf (last verified June 9, 2011))

Accordingly, PCJ has promoted energy efficiency and conservation practices as an integral part of its mission.  PCJ’s mission focuses on public education initiatives supplemented by the import and installation of compact florescent lamps, solar water heaters, energy audits in public sector agencies and a comprehensive hospitals energy efficiency program.  These activities have been funded by the Government of Jamaica and the United Nations Development Program (Jamaica). PCJ has further stimulated the local solar power market by founding the Jamaica Solar Energy Association, a non-governmental organization made up of manufacturers, retailers, marketers, installers and providers of solar energy, and academics. The Jamaica Solar Energy Association holds regular seminars on energy conservation and advocates on behalf of the industry, generally.

(source: http://www.pcj.com/dnn/RenewalEnergy/tabid/69/Default.aspx.(last verified June 9, 2011))

PCJ also operates an Energy Efficiency Unit that regularly installs solar PV systems (lighting and water heaters) at key infrastructure locations, namely hospitals and public spaces. Most recently, in addition to numerous solar power research and planning initiatives, PCJ has secured preliminary approval for funding through the PETROCARIBE for the development of a number of solar projects including.

•         Grid-Tie PV systems for Portmore communities

•         Stand alone PV systems for rural communities that are off the electrical grid

•         A solar PV and solar water heater manufacturing facility

•         Solar design and technologies capacity training

•         Solar PV systems for schools in Jamaica

(source: http://www.pcj.com/dnn/RenewalEnergy/Solar/tabid/113/Default.aspx. (last verified June 9, 2011))

Our management believes that the public awareness and power grid infrastructure improvements resulting from the activities of PCJ provide invaluable support for the private market for solar energy products in Jamaica, generally.

National Housing Trust of Jamaica Loan Programs

The National Housing Trust of Jamaica Loan Programs (NHT) is a statutory body mandated to increase and enhance the stock of available housing in Jamaica as well as to financial assistance to its contributors who wish to build, to buy or to repair their homes.  NHT generates funding for the housing construction sector and promotes improved building systems and greater efficiency within the industry.  NHT is primarily funded by deductions from employers and the self-employed as well as from employees and voluntary contributors.

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
  Direct mail – We anticipate also contacting potential customers through direct mail with advertising in the form of brochures and information leaflets.  We may include coupons, direct sales offers, selecting the audience by name, and set whatever distribution schedule is most desirable, without being constrained by the publication or broadcast schedules of the major media.
  Personal visits from sales representatives –  We anticipate also contacting potential customers through direct visits from our sales representatives. We believe that the benefits provided by personal visits will allow for efficiency, smooth operation, and put us in direct contact with the clients and major decision-makers.
  Website – We expect to develop a website to act as a major source of information and sales.  Use of the Internet is growing in Jamaica and more and more people are using it in place of the traditional methods to look for services and even to do their shopping.
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

Suppliers

The products that we intend to offer are designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd. where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  Shenzhen Commonpraise’s main products are flat panel solar collectors, stainless steel water tanks, enamel water tanks, split solar water heaters, heat pumps, and solar air collectors. With more than ten years of experience in the solar field, Shenzhen Commonpraise provides Original Equipment Manufacturer and Original Design Manufacturer service for its clients.

On January 6, 2011 we entered into an exclusive distribution agreement with Shenzhen Commonpraise for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6 months period following our purchase of a solar energy system of not less than 2 KW.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12 month period. If we are not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. On July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

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

In addition, we have also identified an alternative solar equipment provider: US Solar Institute, based in Fort Lauderdale, Florida.  As of October 28, 2011, we have purchased a 2,500 watt Grid system from them.  Having access to two suppliers now allows us to be in a better position to offer our customers with up to date solar equipment at competitive prices. However, we continue to seek out new suppliers with new technology and competitive pricing.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2013.

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

Employees

As of November 13, 2012, we did not have any full-time or part-time employees. Our sole director and officers works as part-time consultants in the areas of business development and management and contributes approximately 30% of their time to us.

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

Item 2.       Properties

Our executive office is located at Lot 107 Roaring River Steer Town P.O St. Ann J.W., Jamaica. This office is approximately 400 square feet in size and is provided to us free of charge by our sole director. As of

November 13, 2012, we had not entered into any lease agreement for the office. We do not plan to recognize any rent expenses for this office.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.       Mine Safety Disclosures

Not applicable.

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

As of November 13, 2012, there were approximately 45 holders of record of our common stock. As of such date, 51,155,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended

July 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2012.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

Except as disclosed herein, we do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2012.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended July 31, 2012 and July 31, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Results of Operations

For the Years Ended July 31, 2012 and 2011 are outlined in the table below:

	Year Ended July 31, 2012		Year Ended July 31, 2011
Revenue	$	Nil	$	Nil
Operating expenses		$43,914		$58,446
Interest expense		$4,258		$-
Net loss		$(48,172)		$(58,446)

Revenue

We have earned no revenue since our inception.

Expenses

Our operating expenses for the years ended July 31, 2012 and 2011 are outlined in the table below:

	Year Ended July 31, 2012	Year Ended July 31, 2011
General and administrative	$12,023	$11,554
Depreciation expense	$1,690	$773
Professional fees	$30,201	$46,119

Operating expenses for year ended July 31, 2012 decreased by $14,532 as compared to the comparative period in 2011 primarily as a result of a decrease in professional fees.

Equity Compensation

As at July 31, 2012, we did not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At July 31, 2012	At July 31, 2011
Current Assets	$1,572	$4,387
Current Liabilities	$77,280	$31,936
Working Capital (Deficit)	$(75,708)	$(27,549)

Cash Flows
	Year Ended July 31, 2012	Year Ended July 31, 2011
Net Cash used in Operating Activities	$(40,242)	$(45,800)
Net Cash used in Investing Activities	$(5,935)	$(12,370)
Net Cash Provided by Financing Activities	$43,362	$19,213
Increase (Decrease) in Cash During the Period	$(2,815)	$(38,957)

We estimate that our expenses over the next 12 months will be approximately $215,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	45,000
Product acquisition, testing and servicing costs	12 months	45,000
Marketing and advertising	12 months	30,000
Investor relations and capital raising	12 months	10,000
Management and operating costs	12 months	15,000
Salaries and consulting fees	12 months	15,000
Fixed asset purchases for distribution centers	12 months	20,000
General and administrative expenses	12 months	20,000
Total		215,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $215,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Our company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Our company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

The estimated service lives of property and equipment are principally as follows:

Equipment            10 years

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2012 and 2011. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. Revenues of $3,624 were deferred as the products were not shipped to the customers as at July 31, 2012 and 2011.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

Degaro Innovations Corp.

(A Development Stage Company)

For the years ended July 31, 2012 and 2011

                                                                                                                                                                                                     Index

Report of Independent Registered Public Accounting Firm ............................................................................................... F–1

Consolidated Balance Sheets................................................................................................................................................... F–2

Consolidated Statements of Operations................................................................................................................................. F–3

Consolidated Statement of Stockholders’ Deficit................................................................................................................. F–4

Consolidated Statements of Cash Flows................................................................................................................................ F–5

Notes to the Consolidated Financial Statements.................................................................................................................. F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Degaro Innovations Corp.

  (A Development Stage Company)

  Steer Town PO, St. Ann, Jamaica

We have audited the accompanying consolidated balance sheets of Degaro Innovations Corp. (the “Company”) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from December 8, 2009 (inception) to July 31,  2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from December 8, 2009 (inception) to July 31, 2012  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2012

27

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	July 31, 2012	July 31, 2011
ASSETS

Current Assets
Cash	$ 1,572	$ 4,387

Total Current Assets	1,572	4,387
Property and equipment, net	15,842	11,597

Total Assets	$ 17,414	$ 15,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$ 10,231	$ 8,249
Related party payables	20,874	7,716
Loan payable	42,551	12,347
Deferred revenue	3,624	3,624

Total Liabilities	77,280	31,936

Contingencies and Commitments
Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; no share issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	47,452	43,194
Deficit accumulated during the development stage	(112,434)	(64,262)

Total Stockholders’ Deficit	(59,866)	(15,952)

Total Liabilities and Stockholders’ Deficit	$ 17,414	$ 15,984

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period From December 8, 2009 (Date of Inception) to July 31, 2012

Operating expenses:

General and administrative	$ 12,023	$ 11,554	$ 26,407
Depreciation expense	1,690	773	2,463
Professional fees	30,201	46,119	79,290

Total operating expenses	43,914	58,446	108,160

Interest expense	4,258	–	4,274

Net loss	$ (48,172)	$ (58,446)	$ (112,434)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from December 8, 2009 (Inception) to July 31, 2012

(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid- Capital	Deficit Accumulated During the Development Stage	Total

Balances – December 8, 2009 (Date of Inception)	–	$ –	$ –	$ –	$ –

Issuance of common stock for cash	30,000,000	3,000	3,000	–	6,000

Issuance of common stock for cash	21,155,000	2,116	40,194	–	42,310

Net loss for the period	–	–	–	(5,816)	(5,816)
Balances – July 31, 2010	51,155,000	5,116	43,194	(5,816)	42,494

Net loss	–	–	–	(58,446)	(58,446)
Balances – July 31, 2011	51,155,000	5,116	43,194	(64,262)	(15,952)

Imputed interest	–	–	4,258	–	4,258

Net loss	–	–	–	(48,172)	(48,172)
Balances – July 31, 2012	51,155,000	$ 5,116	$ 47,452	$ (112,434)	$ (59,866)

 The accompanying notes are an integral part of these consolidated statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	For the Period From December 8, 2009 (Date of Inception) to July 31, 2012

Net loss	$ (48,172)	$ (58,446)	$ (112,434)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,690	773	2,463
Imputed interest	4,258	–	4,258
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,982	8,249	10,231
Deferred revenue	–	3,624	3,624
Net cash used in operating activities	(40,242)	(45,800)	(91,858)

Cash flows from investing activities
Purchase of property and equipment	(5,935)	(12,370)	(18,305)

Net cash used in investing activities	(5,935)	(12,370)	(18,305)

Cash flows from financing activities
Advances from related parties	13,158	6,866	20,874
Proceeds from issuances of common stock	–	–	48,310
Proceeds from loan payable	30,204	12,347	42,551

Net cash provided by financing activities	43,362	19,213	111,735

(Decrease) increase in cash	(2,815)	(38,957)	1,572
Cash - beginning of period	4,387	43,344	–

Cash - end of period	$ 1,572	$ 4,387	$ 1,572

Supplemental cash flows information:
Interest paid	$ –	$ –	$ –

Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At July 31, 2012, the Company has incurred losses totaling $112,434 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2012 and 2011, the Company has no potentially dilutive securities outstanding.

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.        Summary of Significant Accounting Policies (continued)

g)       Foreign Currency Translation

The Company’s planned operations will be in Jamaica and the Caribbean, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Aggregate foreign currency translation and transaction losses were insignificant for the years ended July 31, 2012 and 2011.

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

The estimated service lives of property and equipment are principally as follows:

Equipment               10 years

i)        Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2012 and 2011. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. Revenues of $3,624 were deferred as the products were not shipped to the customers as at July 31, 2012 and 2011.

j)        Income Taxes

The Company accounts for income taxes using the asset and liability method.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

3.        Property and Equipment

Net property and equipment consisted of the following as of July 31, 2012 and 2011:

	July 31, 2012	July 31, 2011
Furniture and equipment	$ 18,305	$ 12,370
Accumulated depreciation	(2,463)	(773)
Property and equipment, net	$ 15,842	$ 11,597

During the years ended July 31, 2012 and 2011, the Company recorded depreciation expense of $1,690 and $773, respectively.

4.        Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly have not been reflected therein.

As of July 31, 2012 and 2011, the Company owes the sole director of the Company $20,874 and $7,716, respectively, for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.        Loan Payable

At July 31, 2012 and 2011, the Company was indebted to an unrelated third party for $42,551 and $12,437, respectively. This loan is non-interest bearing and is due on demand. During the year ended July 31, 2012, the Company recorded imputed interest of $4,258.

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

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As of July 31, 2012, the solar equipment has not been delivered due to changing requirements by the purchaser and due to the purchaser’s technical specification requirements that may not be able to be achieved by the supplier. The deposit received by the Company was recorded as deferred revenue.

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

7.        Income Taxes

The Company is subject to United States federal and state income taxes. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2012	July 31, 2011

Income tax benefit computed at the statutory rate	$ 7,226	$ 8,767
Change in valuation allowance	(7,226)	(8,767)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	July 31, 2012	July 31, 2011
Deferred tax assets
Net operating losses	$ 16,865	$ 9,639
Valuation allowance	(16,865)	(9,639)

Net deferred tax assets	$ –	$ –

As of July 31, 2012, the Company had net operating loss carry forwards of $112,434 which expire commencing in 2030.

8.        Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 100,000,000 shares of preferred stock with a par value of $0.001.

On January 29, 2010, 30,000,000 shares of common stock were issued to the sole director of the Company for cash proceeds of $6,000.

On July 16, 2010, 21,155,000 shares of common stock were issued for cash proceeds of $42,310.

9.        Subsequent Event

The Company evaluated events subsequent to July 31, 2012 through the date the financial statements were issued for disclosure considerations.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Our management, with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation and the deficiencies enumerated below, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective.

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

As of July 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Changes in Internal Controls.

During the year ended July 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sheryl Briscoe	President, CEO, CFO, Secretary, Treasurer, Director	39	December 8, 2009
Nagria Ricketts	Vice President	30	October 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sheryl Briscoe - President, CEO, CFO, Treasurer, Secretary and Director

Sheryl Briscoe has served as our president, chief executive officer, secretary, chief financial officer, treasurer and director since our inception on December 8, 2009.  Ms. Briscoe is an entrepreneur and has been involved in the tourism industry in Ocho Rios since November 1992.  She continues to operate a retail business selling crafts and souvenirs to tourists.  Expanding her focus in tourism, in March 2000, Ms. Briscoe founded, a car rental company called Maxis Rent a Car, where she continues as an owners and operator, renting vehicles to tourists looking to explore the Island.  More recently, in June 2007, Ms. Briscoe ventured into a wholesale and retail business called Supreme Wholesale, a grocery and confectionary business located in Ocho Rios.  Ms. Briscoe is the sole owner and operator of these businesses and is in no partnerships with any other parties.

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

There have been no transactions between our company and Ms. Ricketts since our company’s last fiscal year which would be required to be reported herein. There are no family relationships among our directors or executive officers.

Significant Employees

We have no significant employees other than our officers and director. Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

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

3.                   Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.         Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Our Code of Ethics is incorporated by reference to our Annual Report on Form 10-K filed on October 31, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Degaro Innovations Corp., Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

•         our principal executive officer;

•         each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2012 and 2011; and

•         up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Sheryl Briscoe President, Treasurer, Secretary and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Nagria Ricketts Vice President	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Stock Options/SAR Grants

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at July 31, 2012.

Option Exercises

During our fiscal year ended July 31, 2012 there were no options exercised by our named officers.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 13, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sheryl Briscoe Lot 107 Roaring River Steer Town P.O St. Ann J.W.	30,000,000 Common	58.65%
Directors and Executive Officers as a Group	30,000,000 Common	58.65%

(1)     Based on 51,155,000 shares of common stock issued and outstanding as of November 13, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

Director Independence

We currently act with one director, Sheryl Briscoe.  We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors act in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the our sole director.  Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2012 $	Year Ended July 31, 2011 $
Audit Fees	11,600	13,655
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	11,600	13,655

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)           Financial Statements

(1)   Financial statements for our company are listed in the index under Item 8 of this document.

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

10.2	Purchase and Sale Agreement with N.A.T. Enterprise (incorporated by reference to our Registration Statement on Form S-1/A filed on May 24, 2011).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 31, 2011)
(21)	Subsidiaries of Registrant
21.1	Degaro Limited, a Jamaica corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

DEGARO INNOVATIONS CORP.
(Registrant)
Dated: November 13, 2012	/s/ SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2012	/s/ SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)