Form 10-Q
period 2012-10-31
DEGARO INNOVATIONS CORP.
filed 2012-12-12
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                      (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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
51,155,000 common shares issued and outstanding as of December 11, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

October 31, 2012

                                                                                                                                                                                                     Index

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................. F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to the Consolidated Financial Statements.................................................................................................................. F–4

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(unaudited)

	October 31, 2012	July 31, 2012
ASSETS
Current Assets

Cash	$ 1,557	$ 1,572

Total Current Assets	1,557	1,572

Property and equipment, net	15,384	15,842

Total Assets	$ 16,941	$ 17,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 20,289	$ 10,231
Related party payables	20,874	20,874
Loan payable	42,551	42,551
Deferred revenue	3,624	3,624

Total Liabilities	87,338	77,280

Contingencies and Commitments	-	-

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, US$0.001 par value; no share issued and outstanding	-	-

Common stock, 100,000,000 shares authorized, US$0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116

Additional paid-in capital	48,516	47,452

Deficit accumulated during the development stage	(124,029)	(112,434)

Total Stockholders’ Deficit	(70,397)	(59,866)

Total Liabilities and Stockholders’ Deficit	$ 16,941	$ 17,414

The accompanying notes are an integral part of these consolidated financial statements

F-1

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Period From December 8, 2009 (Date of Inception) to October 31, 2012

Expenses

General and administrative	$ 2,907	$ 6,339	$ 29,330
Depreciation and amortization	458	318	2,921
Professional fees	7,166	7,584	86,456

Total Expenses	10,531	14,241	118,707

Interest expense	1,064	–	5,322

Net Loss	$ (11,595)	$ (14,241)	$ (124,029)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Period From December 8, 2009 (Date of Inception) to October 31, 2012

Cash Flows from Operating Activities

Net loss	$ (11,595)	$ (14,241)	$ (124,029)

Adjustments to reconcile net loss to net cash provided by (Used in) operating activities:

Depreciation and amortization	458	318	2,921
Imputed interest	1,064	–	5,322

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,058	11,010	20,289
Deferred revenue	–	–	3,624

Net Cash (Used In) Operating Activities	(15)	(2,913)	(91,873)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(5,935)	(18,305)

Net Cash Used in Investing Activities	–	(5,935)	(18,305)

Cash Flows from Financing Activities

Related party payables	–	3,444	20,874
Proceeds from issuance of common stock	–	–	48,310
Proceeds from loan payable	–	2,638	42,551

Net Cash Provided by (Used in) Financing Activities	–	6,082	111,735

(Decrease) Increase in Cash	(15)	(2,766)	1,557

Cash - Beginning of Period	1,572	4,387	–

Cash - End of Period	$ 1,557	$ 1,621	$ 1,557

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

                 The accompanying notes are an integral part of these consolidated financial statements

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2012, the Company has incurred losses totalling $124,029 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of its operations for the interim period presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for future quarters or the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

2.       Summary of Significant Accounting Policies (continued)

a)      Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2012, the Company has no potentially dilutive securities outstanding.

b)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Property and Equipment

Net property and equipment consisted of the following:

	October 31, 2012	July 31, 2012
Cost (useful life of 10 years)	$ 18,305	$ 18,305
Accumulated depreciation	(2,921)	(2,463)
Net carrying value	$ 15,384	$ 15,842

4.       Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of October 31, 2012, the Company owes the sole director of the Company $20,874 (July 31, 2012 - $20,874) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.  The amount is accrued in related party payables as of October 31, 2012.

5.       Loan Payable

At October 31, 2012, the Company is indebted to an unrelated third party for $42,551 (July 31, 2012 - $42,551).  This loan is non-interest bearing and is due on demand. During the three months ended October 31, 2012, the Company recorded imputed interest of $1,064.

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

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at October 31, 2012, the solar equipment has not been delivered due to changing requirements by the purchaser and due to the purchaser’s technical specification requirements that may not be able to be achieved by the supplier. The deposit received by the Company is recorded as deferred revenue.

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

On January 6, 2011, we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6-month period following our purchase of a solar energy system of not less than 2 KW.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12-month period. If we are not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise. On July 6, 2011, our company had not purchased 10 systems and the exclusive agreement was voided. Our company will continue to act as a distributor of systems on a non-exclusive basis.

Prior to the distribution agreement we purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes.

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. We finished the installation process and we plan to hire the required staff by November of 2012, but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

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

On March 18, 2011, we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. paid 10% of the purchase price within 45 days of the execution of the agreement and will pay the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  As of December 12, 2012, the solar equipment has not been delivered due to the changing requirements by the purchaser and due to the purchaser’s technical specification requirements which may not be able to be achieved by this particular supplier.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011, we purchased from US Solar Institute a 2,500W grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of December 2012  The delay in delivery is a result of not receiving some key components for parts manufactured in Europe and the customer continues to change its requirements.  Once these parts are received by our supplier we should then receive our 2,500W grid solar system if these parts continue to have delays we will seek a refund and seek alternative solar system suppliers.

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

Results of Operations for the Three Months Ended October 31, 2012 and 2011 and the period from Inception (December 8, 2009) to October 31, 2012

We have not earned any revenues from inception through the period ending October 31, 2012.

		Three Months Ended October 31, 2012		Three Months Ended October 31, 2011		December 8, 2009 (Inception) through October 31, 2012
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$10,531		$14,241		$118,707
Interest expense		$1,064	$	Nil		$5,322
Net Loss		$(11,595)		$(14,241)		$(124,029)

We incurred a net loss in the amount of $11,595 for the three months ended October 31, 2012 compared to $14,241 for the three months ended October 31, 2011. We incurred a net loss of $124,029 from our inception on December 8, 2009 to October 31, 2012.

Our operating expenses incurred for the three months ended October 31, 2012 included $2,907 for general and administrative expenses, $458 in depreciation and amortization and $7,166 in professional fees compared to the three months ended October 31, 2011 of $6,339 for general and administrative expenses, $318 in depreciation and amortization and $7,584 in professional fees.

Our operating expenses from our inception on December 8, 2009 to October 31, 2012 were $29,330 for general and administrative expenses, $2,921 in depreciation and amortization and $86,456 in professional fees.

Liquidity and Capital Resources

Working Capital
	October 31, 2012	July 31, 2012
Current Assets	$1,557	$1,572
Current Liabilities	$87,338	$77,280
Working Capital (Deficit)	$(85,781)	$(75,708)

Cash Flows
		Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	December 8, 2009 (Inception) to October 31, 2012
Net cash used in Operating Activities		$(15)	$(2,913)	$(91,873)
Net cash used in Investing Activities	$	Nil	$(5,935)	$(18,305)
Net cash provided by Financing Activities	$	Nil	$6,082	$111,735
Net Increase (Decrease) in Cash During the Period		$(15)	$(2,766)	$1,557

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $124,029 as of October 31, 2012. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

We believe the following are our critical accounting policies.

Basis of Presentation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is July 31.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DEGARO INNOVATIONS CORP.
(Registrant)

Date: December 12, 2012	/s/SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)