Form 10-Q
period 2013-01-31
DEGARO INNOVATIONS CORP.
filed 2013-03-18
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			January 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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
51,155,000 common shares issued and outstanding as of March 18, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

January 31, 2013

Index
Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current Assets

Cash	$ 1,542	$ 1,572
Prepaid expense	240	–

Total Current Assets	1,782	1,572
Property and equipment, net	14,926	15,842

Total Assets	$ 16,708	$ 17,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 1,770	$ 10,231
Related party payables	20,692	20,874
Loans payable	68,742	42,551
Deferred revenue	3,624	3,624

Total Liabilities	94,828	77,280

Contingencies and Commitments
Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, US$0.001 par value;no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, US$0.0001 par value;51,155,000 shares issued and outstanding	5,116	5,116
Additional paid-in capital	49,907	47,452
Deficit accumulated during the development stage	(133,143)	(112,434)

Total Stockholders’ Deficit	(78,120)	(59,866)

Total Liabilities and Stockholders’ Deficit	$ 16,708	$ 17,414

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012	For the Period From December 8, 2009 (Date of Inception) to January 31, 2013
Expenses

General and administrative	$ 2,205	$ 7,112	$ 5,112	$ 8,311	$ 31,519
Depreciation and amortization	458	457	916	775	3,379
Professional fees	5,060	3,557	12,226	16,520	91,516

Total Expenses	7,723	11,126	18,254	25,606	126,414

Interest expense	1,391	–	2,455	–	6,729

Net Loss	$ (9,114)	$ (11,126)	$ (20,709)	$ (25,606)	$ (133,143)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	51,155,000	51,155,000	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012	For the Period From December 8, 2009 (Date of Inception) to January 31, 2013
Cash Flows from Operating Activities
Net loss	$ (20,709)	$ (25,606)	$ (133,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	775	3,379
Imputed interest	2,455	–	6,729
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,461)	8,222	1,770
Prepaid expenses	(240)	–	(240)
Deferred revenue	–	–	3,624
Net Cash Used In Operating Activities	(26,039)	(16,609)	(117,881)

Cash Flows from Investing Activities
Purchase of property and equipment	–	(5,935)	(18,305)

Net Cash Used in Investing Activities	–	(5,935)	(18,305)

Cash Flows from Financing Activities
Related party payables	(182)	13,339	20,692
Proceeds from issue of common stock	–	–	48,294
Proceeds from loans payable	26,191	6,421	68,742

Net Cash Provided by Financing Activities	26,009	19,760	137,728

(Decrease) Increase in Cash	(30)	(2,784)	1,542
Cash - Beginning of Period	1,572	4,387	–

Cash - End of Period	$ 1,542	$ 1,603	$ 1,542

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2013, the Company has incurred losses totaling $133,143 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.             Summary of Significant Accounting Policies (continued)

d)      Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2013, the Company has no potentially dilutive securities outstanding.

e)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Property and Equipment

Net property and equipment consisted of the following:

	January 31, 2013	July 31, 2012
Cost	$ 18,305	$ 18,305
Accumulated depreciation	(3,379)	(2,463)
Net carrying value	$ 14,926	$ 15,842

4.       Related Party Transactions

Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of January 31, 2013, the Company owes the sole director of the Company $20,692 (July 31, 2012 - $20,874) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.  The amount is accrued in related party payables as of January 31, 2013.

5.       Loans Payable

At January 31, 2013, the Company is indebted to two unrelated third parties for $68,742 (July 31, 2012 - $42,551).  These loans are non-interest bearing and are due on demand. During the six months ended January 31, 2013, the Company recorded imputed interest of $2,455.

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

Degaro Innovations Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at January 31, 2013, the solar equipment has not been delivered due to changing requirements by the purchaser and due to the purchaser’s technical specification requirements that may not be able to be achieved by the supplier. The deposit received by the Company is recorded as deferred revenue.

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

Once this unit is installed and fully functioning, we anticipate that we will engage two sales staff to aid with establishing relationships with retailers and distributors. We finished the installation process and we plan to hire the required staff by June 30, 2014, but this is dependent on financial resources available to us. There can be no assurance that we will be able to raise sufficient capital to be able to hire any employees. We anticipate that these individuals will be trained to target and market solar systems to developers of industrial, commercial and residential developments.

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

On March 18, 2011, we entered into a purchase and sale agreement with N.A.T. Enterprise whereby N.A.T. has agreed to acquire three of our 750W and one of our 2.0KW solar power systems for a total purchase price of $36,238.50.  Pursuant to the agreement, N.A.T. paid 10% of the purchase price within 45 days of the execution of the agreement and will pay the remaining 90% within 30 days after delivery of the ordered equipment.  On May 20, 2011, we received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement.  As of December 12, 2012, the solar equipment had not been delivered due to the changing requirements by the purchaser and due to the purchaser’s technical specification requirements which may not be able to be achieved by this particular supplier.  We sourced the products we are selling to N.A.T. from Shenzhen Commonpraise Solar Co.  In addition, we have sourced an alternative solar system equipment provider: US Solar Institute, a US company located in Fort Lauderdale, Florida.  As of October 28, 2011, we purchased from US Solar Institute a 2,500W grid solar system which includes, an inverter with internal DC disconnect, and panels.  It is anticipated that we will take delivery of this system by the end of June 30, 2013.  The delay in delivery is a result of not receiving some key components for parts manufactured in Europe and the customer continues to change its requirements.  Once these parts are received by our supplier we should then receive our 2,500W grid solar system if these parts continue to have delays we will seek a refund and seek alternative solar system suppliers.

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

Results of Operations for the Three and Six Months Ended January 31, 2013 and 2012 and the period from Inception (December 8, 2009) to January 31, 2013

We have not earned any revenues from inception through the period ending January 31, 2013.

		Three Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,		Six Months Ended January 31,		December 8, 2009 (Inception) through January 31,
		2013		2012		2013		2012		2013
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$7,723		$11,126		$18,254		$25,606		$126,414
Interest expense		$1,391	$	Nil		$2,455	$	Nil		$6,729
Net Loss		$(9,114)		$(11,126)		$(20,709)		$(25,606)		$(133,143)

We incurred a net loss in the amount of $9,114 for the three months ended January 31, 2013 compared to $11,126 for the three months ended January 31, 2012 and a net loss in the amount of $20,709 for the six months ended January 31, 2012 compared to $25,606 for the six months ended January 31, 2012. We incurred a net loss of $133,143 from our inception on December 8, 2009 to January 31, 2013.

Our operating expenses incurred for the three months ended January 31, 2013 included $2,205 for general and administrative expenses, $458 in depreciation and amortization and $5,060 in professional fees compared to the three months ended January 31, 2012 of $7,112 for general and administrative expenses, $457 in depreciation and amortization and $3,557 in professional fees.

Our operating expenses incurred for the six months ended January 31, 2013 included $5,112 for general and administrative expenses, $916 in depreciation and amortization and $12,226 in professional fees compared to the six months ended January 31, 2012 of $8,311 for general and administrative expenses, $775 in depreciation and amortization and $16,520 in professional fees.

Our operating expenses from our inception on December 8, 2009 to January 31, 2013 were $31,519 for general and administrative expenses, $3,379 in depreciation and amortization and $91,516 in professional fees.

Liquidity and Capital Resources

Working Capital
	January 31, 2013	July 31, 2012
Current Assets	$1,782	$1,572
Current Liabilities	$94,828	$77,280
Working Capital	$(93,046)	$(75,708)

Cash Flow
		Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	December 8, 2009 (Inception) to January 31, 2013
Net Cash Provided by (Used in) Operating Activities		$(26,039)	$(16,609)	$(117,881)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$(5,935)	$(18,305)
Net Cash Provided by Financing Activities		$26,009	$19,760	$137,728
Net Increase (Decrease) In Cash During The Period		$(30)	$(2,784)	$1,542

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $133,143 as of January 31, 103. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2013, our company has no potentially dilutive securities outstanding.

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

DEGARO INNOVATIONS CORP.
(Registrant)

Date: March 18, 2013	/s/ SHERYL BRISCOE
Sheryl Briscoe
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)