Form 10-Q
period 2013-04-30
DEGARO INNOVATIONS CORP.
filed 2013-06-11
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
DEGARO INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Lot 107, Roaring River, Steer Town PO, St. Ann, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

Number of shares outstanding of each of the issuer’s common stock outstanding as of June 11, 2013: 51,155,00

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                                                    3

Item 1.       Financial Statements                                                                                                                                                                            3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                4

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                                                                                       9

Item 4.       Controls and Procedures                                                                                                                                                                      9

PART II – OTHER INFORMATION                                                                                                                                                                         9

Item 1.       Legal Proceedings                                                                                                                                                                               9

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                      10

Item 3.       Defaults Upon Senior Securities                                                                                                                                                           10

Item 4.       Mine Safety Disclosures                                                                                                                                                                     10

Item 5.       Other Information                                                                                                                                                                              10

Item 6.       Exhibits                                                                                                                                                                                           12

SIGNATURES                                                                                                                                                                                                    13

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

Degaro Innovations Corp.

(A Development Stage Company)

As of and for the three and nine months ended April 30, 2013

                                                                                                                                                                                                         Index

Consolidated Balance Sheets............................................................................................................................................................ F–1

Consolidated Statements of Operations........................................................................................................................................... F–2

Consolidated Statements of Cash Flows.......................................................................................................................................... F–3

Notes to the Consolidated Financial Statements............................................................................................................................... F–4

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

	April 30, 2013	July 31, 2012

ASSETS

Current Assets

Cash	$ 579	$ 1,572

Total Current Assets	579	1,572

Property and equipment, net	14,469	15,842

Total Assets	$ 15,048	$ 17,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 8,567	$ 10,231
Related party payables	19,838	20,874
Loans payable	70,925	42,551
Deferred revenue	3,624	3,624

Total Liabilities	102,954	77,280

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, US$0.001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, US$0.0001 par value; 51,155,000 shares issued and outstanding	5,116	5,116

Additional paid-in capital	51,713	47,452

Deficit accumulated during the development stage	(144,735)	(112,434)

Total Stockholders’ Deficit	(87,906)	(59,866)

Total Liabilities and Stockholders’ Deficit	$ 15,048	$ 17,414

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	For the Three Months Ended April 30, 2013	For the Three Months Ended April 30, 2012	For the Nine Months Ended April 30, 2013	For the Nine Months Ended April 30, 2012	For the Period From December 8, 2009 (Date of Inception) to April 30, 2013

Expenses

General and administrative	$ 3,526	$ 2,098	$ 8,638	$ 10,409	$ 35,045
Depreciation and amortization	457	458	1,373	1,233	3,836
Professional fees	5,803	8,504	18,029	25,024	97,319

Total Expenses	9,786	11,060	28,040	36,666	136,200

Interest expense	1,806	–	4,261	–	8,535

Net Loss	$ (11,592)	$ (11,060)	$ (32,301)	$ (36,666)	$ (144,735)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	51,155,000	51,155,000	51,155,000	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the Nine Months Ended April 30, 2013	For the Nine Months Ended April 30, 2012	For the Period From December 8, 2009 (Date of Inception) to April 30, 2013

Cash Flows from Operating Activities

Net loss	$ (32,301)	$ (36,666)	$ (144,735)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,373	1,233	3,836
Imputed interest	4,261	–	8,535

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,664)	2,638	8,567
Deferred revenue	–	–	3,624

Net Cash Used In Operating Activities	(28,331)	(32,795)	(120,173)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(5,935)	(18,305)

Net Cash Used in Investing Activities	–	(5,935)	(18,305)

Cash Flows from Financing Activities

Related party payables	(1,036)	13,299	19,838
Proceeds from issue of common stock	–	–	48,294
Proceeds from loan payable	28,374	22,640	70,925

Net Cash Provided by Financing Activities	27,338	35,939	139,057

Increase (Decrease) in Cash	(993)	(2,791)	579

Cash - Beginning of Period	1,572	4,387	–

Cash - End of Period	$ 579	$ 1,596	$ 579

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements.

Degaro Innovations Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

1.        Nature of Business and Continuance of Operations

Degaro Innovations, Corp. (the “Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company’s principal business is to initiate, market, and distribute residential solar panel systems to the Jamaican and Caribbean market. On July 26, 2010, the Company incorporated Degaro Limited, a wholly-owned subsidiary in Jamaica.  During the fiscal quarter ended April 30, 2013, management began to evaluate its current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2013, the Company has incurred losses totaling $144,735 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.             Summary of Significant Accounting Policies (continued)

d)      Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2013, the Company has no potentially dilutive securities outstanding.

e)       Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.        Property and Equipment

Net property and equipment consisted of the following:

	April 30, 2013	July 31, 2012
Cost	$ 18,305	$ 18,305
Accumulated depreciation	(3,836)	(2,463)
Net carrying value	$ 14,469	$ 15,842

4.        Related Party Transactions

Office services are provided without charge by a director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of April 30, 2013, the Company owes the sole director of the Company $19,838 (July 31, 2012 - $20,874) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.  The amount is accrued in related party payables as of April 30, 2013.

5.        Loans Payable

At April 30, 2013, the Company is indebted to two unrelated third parties for $70,925 (July 31, 2012 - $42,551).  These loans are non-interest bearing and are due on demand. During the nine months ended April 30, 2013, the Company recorded imputed interest of $4,261.

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

On March 18, 2011, the Company entered into a purchase and sale agreement with N.A.T. Enterprises (“N.A.T.”) whereby the Company agreed to sell 4 units of solar equipment to N.A.T. for $36,239.  Payment of the purchase price shall be made as to ten percent (10%) within 45 days after the execution of the agreement, and ninety percent (90%) of the purchase price within 30 days after delivery of the equipment. On May 20, 2011, the Company received 10% of the purchase price from N.A.T. pursuant to the purchase and sale agreement which is included in deferred revenue.  As at April 30, 2013, the solar equipment has not been delivered due to changing requirements by the purchaser and due to the purchaser’s technical specification requirements that may not be able to be achieved by the supplier. The deposit received by the Company is recorded as deferred revenue.

7.        Subsequent Events

On May 24, 2013, the Company entered into an employment agreement with its new Chief Executive Officer for a term of 3 years.  Pursuant to the agreement, the Company agreed to pay a salary of $120,000 per year and issue 2,500,000 shares of common stock.  The 2,500,000 shares vest over a three-year period as follows: 416,667 shares upon signing of the agreement, 416,667 shares on May 24, 2014, 416,666 shares on November 24, 2014, 416,667 shares on May 24, 2015, 416,666 shares on November 24, 2015, and 416,667 shares on May 24, 2016.

On May 24, 2013, in connection with the appointment of the new Chief Executive Officer and resignation of the Company’s President, Treasurer and Secretary, the Company entered into a contribution agreement with the former President, under which she agreed to contribute 2,500,000 shares of the Company’s common stock to the Company, as an additional capital contribution to the Company.  The contribution was made to facilitate the grant of 2,500,000 shares of the Company’s common stock to the new Chief Executive Officer under the terms of his employment agreement.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms “we”, “us”, “our” and “our Company” mean Degaro Innovations Corp. and our wholly-owned subsidiary, Degaro Limited, a Jamaican corporation, unless otherwise indicated.

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

The solar power business has become increasingly more competitive and competitors are marketing low cost systems in the market.  We anticipate increased price competition from competitors, which may adversely affect our ability to market solar systems profitably.  During the fiscal quarter ended April 30, 2013, management began to evaluate its current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

In early May, our Board of Directors began discussions with Mr. Thomas Hynes, who has extensive experience and expertise in the oil and gas business and raising capital in the financial, debt and equity markets; experience in evaluating, acquiring and developing early stage oil and gas exploration and development companies and building shareholder value through business development, property and asset acquisitions and joint venture partnership arrangements.   Our Board made an offer to Mr. Hynes to join our Board and to serve as our Chief Executive Officer.  Mr. Hynes agreed to the terms of an employment agreement and joined our Board of Directors and was appointed Chief Executive Officer on May 24, 2013.  Concurrent with the appointment of Mr. Hynes, Ms. Sheryl Briscoe resigned as our President, Secretary and Treasurer and Ms. Nagria Ricketts as our Vice President.

Our Current Business

Oil and Gas Exploration Business

In connection with the appointment of Mr. Hynes as our Chief Executive Officer and member of the Board, our management is examining opportunities to diversify the focus of our business to include exploration of conventional sources of energy such as oil and natural gas in the United States.  Mr. Hynes is leading this effort and has begun exploring opportunities to acquire interests in oil and gas properties and financing alternatives.  As of the date of this Quarterly Report, we have not entered into any definitive agreements with respect to such acquisitions and have not made any decisions with respect to any oil and gas properties.

Solar Power Business

Notwithstanding the appointment of Mr. Hynes as our Chief Executive Officer, we have not made any decisions related to abandoning our solar power business.  Our initial business strategy was to market and distribute solar panel power generation systems for household application in the Jamaican and Caribbean market.

Our initial business plan was to install a demonstration system and hire sales representatives to market solar units to retailers and distributors, subject to the availability of capital.   We planned to train our sales representatives to target and market solar systems to developers of industrial, commercial and residential developments.  We planned to commercialize the systems by serving the solar power needs of residential and small commercial customers who may or may not desire to be tied to the electric power grid. We believe the solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospects for long-term worldwide demand for solar power have attracted a multitude of design/integration companies in our market segment. We expect consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements.

Our products would be designed and assembled in Pingshan District in Shenzhen, Guangdong Province, China by Shenzhen Commonpraise Solar Co., Ltd., where various types of solar products, including solar water heaters, residential and commercial powered-systems, LED products, and solar powered streetlights are manufactured.  We purchased a 1.5KW system from Shenzhen Commonpraise for testing, marketing and display purposes.

As part of our effort to expand our solar business, on January 6, 2011, we entered into an exclusive distribution agreement with Shenzhen Commonpraise Solar Co., Ltd. for the distribution of Shenzhen Commonpraise products in Jamaica.  Pursuant to the agreement, we were to purchase not less than 10 industrial or commercial solar energy systems from Shenzhen Commonpraise within a six month period following the date of the agreement.  Exclusivity under the agreement would be effective for the initial 6-month period following our purchase of a solar energy system of not less than 2 KW.  If we were successful in meeting the 10 system quota, the exclusive distribution arrangement would be extended for an additional 12-month period. If we are not successful, we would revert back to a non-exclusive distribution arrangement with Shenzhen Commonpraise.  On July 6, 2011, our Company had not purchased 10 systems and the exclusive agreement was voided.  Our Company will continue to act as a distributor of systems on a non-exclusive basis.

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

Principal Products

The principal products marketed by us are solar home systems within the range of 750W to 4KW. These products have a wide range of power and can be used to power all electrical products in the home, depending on the devices used and amount of time the devices are used.  These systems include all parts for installation, including solar panels, batteries, controller, inverter, and cables.  These systems can be independent systems (off-grid) or can be hybrid systems. The hybrid systems would allow for the solar panel to connect to a grid, but still use the power from the solar panels. When the battery runs dry from the energy from the solar cells, the residence can tap into grid system for alternative power. This way, the home will always have the use of electricity even when there may be no sun for longs periods of time. The cost of converting an independent system into a hybrid system is minimal.

The solar power business has become increasingly more competitive and competitors are marketing low cost systems in the markets we are targeting.  We anticipate increased price competition from competitors, which may adversely affect our ability to market solar systems profitably.  As of the date of this Quarterly Report, we have had limited success in the solar power business and we have had limited success in raising sufficient capital to support our operations.

During the fiscal quarter ended April 30, 2013, management began to re-evaluate its current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

In May, we appointed Mr. Hynes as our Chief Executive Officer and member of the Board.  Mr. Hynes is leading the effort to diversify our business and has begun exploring opportunities to acquire interests in oil and gas properties and financing alternatives.  As of the date of this Quarterly Report, we have not entered into any definitive agreements with respect to such acquisitions and have not made any decisions with respect to any oil and gas properties.  Our management is in the process of determining whether to continue to develop our solar power business, sell the business (assuming a purchaser can be found) or abandon the business.  No decision has been made as of the date of this Quarterly Report.

Results of Operations for the Three and Nine Months Ended April 30, 2013 and 2012 and the period from Inception (December 8, 2009) to April 30, 2013

We have not earned any revenues from inception through April 30, 2013.

		Three Months Ended April 30,		Three Months Ended April 30,		Nine Months Ended April 30,		Nine Months Ended April 30,		December 8, 2009 (Inception) through April 30,
		2013		2012		2013		2012		2013
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$9,786		$11,060		$28,040		$36,666		$136,200
Interest expense		$1,806	$	Nil		$4,261	$	Nil		$8,535
Net Loss		$(11,592)		$(11,060)		$(32,301)		$(36,666)		$(144,735)

We incurred a net loss in the amount of $11,592 for the three months ended April 30, 2013 compared to $11,060 for the three months ended April 30, 2012 and a net loss in the amount of $32,301 for the nine months ended April 30, 2013 compared to $36,666 for the nine months ended April 30, 2012. We incurred a net loss of $144,735 from our inception on December 8, 2009 to April 30, 2013.

Our operating expenses incurred for the three months ended April 30, 2013 included $3,526 for general and administrative expenses, $457 in depreciation and amortization and $5,803 in professional fees compared to the three months ended April 30, 2012 of $2,098 for general and administrative expenses, $458 in depreciation and amortization and $8,504 in professional fees.

Our operating expenses incurred for the nine months ended April 30, 2013 included $8,638 for general and administrative expenses, $1,373 in depreciation and amortization and $18,029 in professional fees compared to the nine months ended April 30, 2012 of $10,409 for general and administrative expenses, $1,233 in depreciation and amortization and $36,321 in professional fees.

Our operating expenses from our inception on December 8, 2009 to April 30, 2013 were $35,045 for general and administrative expenses, $3,836 in depreciation and amortization and $97,319 in professional fees.

During the fiscal quarter ended April 30, 2013, management began to evaluate its current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.  Our Board made an offer to Mr. Hynes to join our Board and to serve as our Chief Executive Officer.  See, “Other Information,” below.  Mr. Hynes agreed to the terms of an employment agreement and joined our Board of Directors and was appointed Chief Executive Officer on May 24, 2013.

In connection with the appointment of Mr. Hynes as our Chief Executive Officer and member of the Board, our management is examining opportunities to diversify the focus of our business to include exploration of conventional sources of energy such as oil and natural gas in the United States.  Mr. Hynes is leading this effort and has begun exploring opportunities to acquire interests in oil and gas properties and financing alternatives.  Our future results of operations will be dependent on our ability to successfully diversify our business and complete one or more acquisitions of oil and gas properties.  We anticipate that we will require significant financing to successful diversify our business and satisfy our on-going working capital requirements.  There can be no assurance that our efforts will be successful.  As of the date of this Quarterly Report, we have not entered into any definitive agreements with respect to such acquisitions and have not made any decisions with respect to any oil and gas properties, and there can be no assurance that we will be successful in doing so.

Liquidity and Capital Resources

Working Capital
	April 30, 2013	July 31, 2012
Current Assets	$579	$1,572
Current Liabilities	$102,954	$77,280
Working Capital Deficit	$(102,375)	$(75,708)

Cash Flow
	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	December 8, 2009 (Inception) to April 30, 2013
Net Cash Provided by (Used in) Operating Activities	$(28,331)	$(32,795)	$(120,173)
Net Cash Provided by (Used In) Investing Activities	$-	$(5,935)	$(18,305)
Net Cash Provided by Financing Activities	$27,338	$36,939	$139,057
Net Increase (Decrease) In Cash During The Period	$(993)	$(2,791)	$579

Our solar business has not generated revenues from operations and is not profitable.  We are dependent upon obtaining financing to pursue our business plan over the next twelve months.

As of April 30, 2013, we had a working capital deficit of $102,375 and $579 in current assets.  We are examining opportunities to diversify the focus of our business to include exploration of conventional sources of energy such as oil and natural gas in the United States.  Mr. Hynes is leading this effort and has begun exploring opportunities to acquire interests in oil and gas properties and financing alternatives.

We have agreed to pay Mr. Hynes a salary of $120,000 per year under the terms of his employment agreement.  See, “Other Information.”  We anticipate that we will incur costs related to examining opportunities to acquire interests in oil and gas properties and due diligence.  These costs may be substantial.  We anticipate that we will require significant financing to successful diversify our business and satisfy our on-going working capital requirements.

If we are unsuccessful in raising additional capital or acquiring interests in oil and gas properties that are capable of generating revenue sufficient to sustain operations, we may not be able to continue as a going concern.

As of the date of this Quarterly Report, we have not entered into any definitive agreements with respect to such acquisitions and have not made any decisions with respect to any oil and gas properties, and there can be no assurance that we will be successful in doing so.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $144,735 as of April 30, 2013. Management continues to seek funding from our shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Critical Accounting Policies

Please see note 2 to our unaudited financial statements above for a summary of our critical accounting policies and estimates.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

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

As of the end of our quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Hynes Employment

On May 24, 2013, we entered into an Employment Agreement with Mr. Hynes to serve as our Chief Executive Officer.

Mr. Hynes has over twenty five years of leadership experience within the energy, mineral and financial industries, with a background in domestic and international oilfield well site services and gold mining/dredging operations.  Since November of 2008, Mr. Hynes has been the owner of KTH Oil & Gas Consulting, where he provides geological services including prospect evaluation and creation, well site supervision, and project management; specializing in Rocky Mountain geological regions including the Powder River Basin and Crow Indian Nation in Wyoming and Montana. From October 2006 to November 2009, Mr. Hynes was the Vice President of Field Operations for Golden Arrow Exploration & Bison Acid Service. At Golden Arrow, Mr. Hynes was responsible for supervising well site geological evaluation and oil and gas detection on multiple oil wells drilled on the Crow Indian Reservation, South of Billings, Montana. Mr. Hynes studied business studies at Regis University. Mr. Hynes has no family relationship with any of our directors or other executive officers. There are no transactions in which Mr. Hynes has an interest requiring disclosure under Item 404(a) of Regulation S-K

The term of the Employment Agreement is three years and may be automatically renewed for one year periods unless a party provides written notice of cancellation at least 60 days before the scheduled end of a term.  Mr. Hynes is entitled to a base salary at the rate of $120,000 thousand per annum, paid in accordance with the Company’s regular payroll schedule. In addition, Mr. Hynes was granted 2,500,000 shares of our common stock as an incentive under the terms of the Employment Agreement, vesting over three years, assuming Mr. Hynes remains an employee of the Company or one of its subsidiaries.

The Employment Agreement generally provides that in the event that Mr. Hynes’ employment with the Company is terminated by the Company without “Cause” (as defined in the Employment Agreement), Mr. Hynes shall be entitled to his base salary earned through the date of termination and two months base salary continuation.  In the event that Mr. Hynes’ employment with the Company is terminated with “Cause” (as defined in the Employment Agreement) or at the election of Mr. Hynes, he will be paid base salary, employee benefits and other employment perquisites through the termination date only.   The Employment Agreement also contains customary confidentiality and non-compete provisions.

Share Contribution

In connection with the appointment of Mr. Hynes as our Chief Executive Officer, Ms. Briscoe resigned as our President, Secretary and Treasurer.  We entered into a contribution agreement with Ms. Briscoe under which she  agreed to contribute 2,500,000 shares of our common stock owned by her to the Company, as an additional capital contribution to the Company.  The capital contribution was made to facilitate the issuance of 2,500,000 shares of the our common stock granted to Mr. Hynes as an incentive under the terms of his Employment Agreement, without dilution to other shareholders.

The descriptions of the Employment Agreement and the Contribution Agreement are qualified in their entirety by reference to the Employment Agreement and the Contribution Agreement, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to the Current Report on Form 8-K filed with the United States on May 31, 2013.

Item 6.           Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
10.1	Exclusive Distribution Agreement with Shenzhen Commonpraise Co., Ltd. dated January 6, 2011. (Incorporated by reference to our Registration Statement on Form S-1/A filed on January 25, 2011).
10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011)
10.3	Employment Agreement with Thomas Hynes dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
10.4	Contribution Agreement with Sheryl Briscoe dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
21.1	Degaro Limited, a Jamaica corporation
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEGARO INNOVATIONS CORP.
(Registrant)

Date: June 11, 2013	/s/ Thomas Hynes
Thomas Hynes
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)