Form 10-K
period 2013-07-31
Blue Water Petroleum Corp.
filed 2013-11-04
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________________________________________________________________

FORM 10-K

 __________________________________________________________________________________

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-169770

BLUE WATER PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-2934710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6025 S. Quebec, Suite 100, Centennial, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (888) 498-8880

Securities registered under Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $51,869,600

As of October 31, 2013 we had 49,071,666  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

TABLE OF CONTENTS

Part I...4

Part II...20

Part III...27

Part I

Cautionary Note Regarding Forward-Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events, our future financial performance, our anticipated results and developments and our planned exploration and development of properties.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•                     risks related to the competition from large number of established and well-financed entities that are actively involved in the oil and gas development business;

•                     risks related to drilling, completion and facilities costs;

•                     risks related to abandonment and reclamation costs;

•                     risks related to the performance and characteristics of our oil and gas properties;

•                     risks related to expected royalty rates, operating and general administrative costs, costs of services and other costs and expenses;

•                     risks related to fluctuations in the price of oil and gas, interest and exchange rates;

•                     risks related to the oil and gas industry, such as risks in developing and producing crude oil and natural gas and market demand;

•                     risks related to any inability to service debt which we owe;

•                     risks related to our business being dependent on a single property;

•                     risks related to actions taken by governmental authorities, including increases in taxes and changes in government regulations and incentive programs;

•                     risks related to geological, technical, drilling and processing problems;

•                     risks and uncertainties involving geology of oil and gas deposits;

•                     risks related to our ability to locate satisfactory properties for acquisition or participation;

•                     risks related to shut-ins of connected wells resulting from extreme weather conditions;

•                     risks related to hazards such as fire, explosion, blowouts, cratering and spills, each of which could result in substantial damage to wells, production facilities, other property and the environment or in personal injury;

•                     risks related to encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations;

•                     risks related to the title of our properties;

•                     risks related to the possibility that government policies or laws, including laws and regulations related to the environment, may change or governmental approvals may be delayed or withheld;

•                     risks related to competition for and/or inability to retain drilling rigs and other services;

•                     risks related to competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

•                     risks related to our history of operating losses, our limited financial resources and our needs for additional financing;

•                     risks related to the integration of our new management and implementation of our expanded business strategy in the oil and gas development business;

•                     other risks related to the thinly traded market for our securities; and

•                     risks related to holding non-operated interests in properties operated by third-party operators, including our lack of control on the schedule of development, budgeting and production decisions and our reliance on third-party operators.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1. Business

Overview of our Company

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Blue Water Petroleum” mean Blue Water Petroleum Corp. and our wholly-owned subsidiary, Degaro Limited, a Jamaican corporation, unless otherwise indicated.

We were incorporated in the State of Nevada on December 8, 2009 as “Degaro Innovations Corp.” Up until May 2013, our management has devoted a significant amount of time to the development of our prior solar power installation business. In furtherance of our prior solar power installation business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital and investigated various suppliers of solar power equipment.  During the fiscal quarter ended April 30, 2013, management began to evaluate our Company’s current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

In May of 2013, our Board of Directors (the “Board”) began discussions with Mr. Thomas Hynes, who has extensive experience and expertise in the oil and gas business and raising capital in the financial, debt and equity markets.  Mr. Hynes also has experience in evaluating, acquiring and developing early stage oil and gas exploration and development companies and building shareholder value through business development, property and asset acquisitions and joint venture partnership arrangements.   Our Board made an offer to Mr. Hynes to join our Board and to serve as our Chief Executive Officer.  Mr. Hynes agreed to the terms of an employment agreement and joined our Board and was appointed Chief Executive Officer on  May 24, 2013.  Concurrent with the appointment of Mr. Hynes, Ms. Sheryl Briscoe resigned as our President, Secretary and Treasurer and Ms. Nagria Ricketts resigned as our Vice President.  Shortly after the appointment of Mr. Hynes to the Board and as our Chief Executive Officer, management decided to discontinue the Company’s solar power business to focus the Company’s future business strategy on the acquisition, exploration and development of oil and natural gas properties across the United States.

As part of the Company’s change in business strategy, on June 20, 2013, our Board and majority shareholders, by written consent, approved an amendment to our articles of incorporation to change the name of our Company to “Blue Water Petroleum Corp.” which management believed was necessary to better reflect the Company’s transition from a solar power installation company, to a company focused on the acquisition, exploration and development  of oil and natural gas properties across the United States.

To effect the name change, on July 15, 2013, we filed a certificate of amendment to our articles of incorporation with the Secretary of State of Nevada changing the name of our Company from “Degaro Innovations Corp.” to “Blue Water Petroleum Corp.”, effective July 30, 2013. Effective July 30, 2013, the Financial Regulatory Authority approved the change of our ticker symbol on the OTCQB from “DGRN” to “BWPC.”

Blue Water Project Acquisition

In an effort to expand our oil and gas exploration business, we entered into a Farmout Agreement (the “Farmout Agreement”) on July 2, 2013 with Blue Water Petroleum LLC (“Farmor”) relating to certain leased lands (the “Leased Lands”) represented by 12,979.28 gross acres located in Big Horn County, Montana. Under the Farmout Agreement, Farmor granted to us, as farmee, all of Farmor’s right, title and interest in and to the leases (the “Leases”) covering the Leased Lands (the “Earned Interest”), subject to the completion of the Work Program (as defined in the Farmout Agreement). Farmor reserved and retained an 8% royalty interest in the Leases prior to Payout (as defined in the Farmout Agreement) and a 16% royalty interest in the Leases after Payout for each 40 acre drillsite, or portion thereof, located within the Leased Lands.

As consideration for the Earned Interest, we agreed to complete the following work program (the “Work Program”):

i.              On or before December 31, 2013, with respect to an “Initial Drill Site,”

(a)           Provide capital to deepen the existing 11-22 Tribal water well, and prepare for water production necessary for injection project;

(b)           Provide capital to conduct required EPA testing of the designated #51122 injection well, and prepare for injection operations;

(c)           Provide capital to drill two additional oil production wells, and prepare wells for oil production; and

(d)           Provide capital for steam injection testing of designated injection well and four oil production wells. (two currently existing).

ii.             On or before December 31, 2013, drill and complete two permitted exploration wells, to a depth not to exceed 1,500 feet, in Sections 10 and 21, Township 5 South, Range 25 East in Big Horn County, Montana.

iii.            Provide Farmor with a $50,000 advanced royalty payment for working capital purposes upon signing of the Farmout Agreement.

Upon the completion of the Work Program, we agreed to complete the following drilling program obligations (the “Drilling Program”):

i.              Drill and complete an injection well and four surrounding producing wells. We are required to commence drilling on or before April 30, 2014 and commence steam injection operations on the wells on or before August 31, 2014.

ii.             Drill and complete an injection well and four surrounding producing wells. We are required to commence drilling on or before April 30, 2015 and commence steam injection operations on the wells on or before June 30, 2015.

iii.            Provide Farmor with a $50,000 advanced royalty payment for working capital by April 30, 2014.

We may extend the deadlines for these Drilling Program obligations for delays caused by permit delays or delays caused by fire, flood, weather, Acts of God and other delays beyond our control for specified periods not to exceed 120 days in total.

If we elect not to complete the Work Program or the Drilling Program (collectively referred to as the “Programs”), or we fail to complete the requirements of the Programs by the deadlines set forth therein (collectively the “Program Deadlines”), then Earned Interest shall revert to Farmor, the Farmout Agreement shall terminate, and Farmor shall have no further rights or remedies with respect to our failure to complete the Programs; except that we shall retain the Earned Interest earned with respect to the Initial Drill Site (as defined in the Farmout Agreement) and the Earned Interest earned with respect to any wells drilled under the Drilling Program. In the event any portion of the Earned Interest reverts to Farmor, we shall execute and deliver any transfer or assignment documents reasonably requested by Farmor to evidence the reversion of the Earned Interest to Farmor.

Farmor also agreed to transfer all geological and engineering data to our Company, and any information pertaining to the project. Farmor also requires us to change our corporate name to “Blue Water Petroleum Corp.” which we will effect as soon as practicable.

The Farmout Agreement contains customary representations, warranties and covenants.

Business Strategy

Solar Power Business

Our management decided to discontinue our solar power business and to exclusively focus the Company’s future development efforts on our oil and gas development business. Management is still in the process of evaluating whether to sell our prior solar business.

Oil and Gas Development Business

On July 2, 2013, we acquired a working interest in the Blue Water Project. Management has decided that the Company’s business strategy going forward is to exclusively develop the Company’s oil and gas development business.

Our business strategy is to develop the Blue Water Project and to acquire a portfolio of other exploration and development prospects in the United States. We believe that the continued development at the Blue Water Project as well as the acquisition of other oil and natural gas projects offer the possibility of success and increasing shareholder value. Although we have yet to evaluate the possibility of acquiring other oil and gas projects, we anticipate that our acquisition plan will be principally directed at oil and natural gas properties in Montana, but we may explore the possibility of acquiring other oil and natural gas projects in other regions of the United States. It is our long-term goal to maximize our Blue Water Project acreage position through development drilling of our conventional horizons.

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful development wells and the enhancement of oil recovery in mature fields given appropriate economic conditions. Our goal is to create significant value while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Negotiated acquisitions of properties. We intend to acquire oil and gas properties based on our knowledge of pricing cycles of oil and natural gas and available exploration and development opportunities.

Retain Operational Control and Significant Working Interest. We anticipate that with our oil and gas targets, if any, we will seek to maintain operational control of our development and drilling activities. As operator, we believe that we will be able to retain more control over the timing, selection and process of drilling prospects and completion design, which we believe enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of capital expenditures. We maintain high working interests in our Blue Water Project’s undeveloped acreage, which we believe will maximize our exposure to generated cash flows and increases in value, if any, as the Blue Water Project is developed. With operational control, we can also schedule our drilling program to satisfy most of our lease stipulations and continue to put our acreage into “held by production” status, thus eliminating leasehold expirations. The majority of our acreage at the Blue Water Project is contiguous which we believe will permit efficiencies in drilling and production operations.

Controlling Costs. We anticipate that we will seek to maximize our returns on capital by minimizing our expenditures on general and administrative expenses. We also plan to minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such. We also outsource some of our technical functions in order to help reduce general and administrative and capital requirements.

Employees

We have two full-time employees, including our Chief Executive Officer, Thomas Hynes.  We also retain consultants to assist with general and administrative support and we anticipate that we will hire additional employees during the fiscal year ending July 31, 2014.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources. Accordingly, there is a high degree of competition for desirable oil and gas assets, as well as for access to funds. There are other competitors that have operations in our focus areas and the presence of these competitors could adversely affect our ability to acquire additional assets.

Government Regulations

Oil and Gas Development Business

The development of oil and gas properties is subject to various United States federal, state and local governmental regulations. The properties in which we own an interest may, from time to time, be required to obtain licenses and permits from, or to pay certain bonds to, various governmental authorities in regards to the development of the properties. We currently do not serve as an operator of the Blue Water Project. Instead, we hold non-operated working interests, royalty, and mineral interests on the Blue Water Project which is operated by Summit West Oil, LLC. The descriptions below relate to regulations as they may affect the operations of these operators and our interests in the Blue Water Project.

Regulations affecting production

Montana, which is the state our Blue Water Project is located, generally requires drilling permits for drilling operations, bonds and reports concerning operations and imposes other requirements relating to the development, drilling and production of oil and gas.  Montana also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the oil and gas industry.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event operations are conducted on federal, state or Indian oil and natural gas assets, oil and gas operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

Regulations affecting sales

The sales prices of oil, natural gas liquids and natural gas are not presently regulated, but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity.” The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to physical purchases and sales of natural gas, natural gas liquids and crude oil, gathering of these energy commodities, and any related hedging activities, operators are required to observe these anti−market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should operators violate the anti−market manipulation laws and regulations, they could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The price from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

Interstate transportation rates for oil, natural gas liquids and other products are also regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation−based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters

Oil and Gas Development Business

Operations pertaining to oil and gas development, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with operations, restrict or prohibit the types, quantities and concentration of substances that oil and gas operators can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. Such laws and regulations may substantially increase the cost of operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our revenue.

We believe that the oil and gas operator for our Blue Water Project and other  interests, if any, are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2013-2014.

Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operations of our properties, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean−up requirements could have a material adverse impact on our revenue.

Hazardous Substances

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Currently we do not act as operator on any of our assets. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Oil and gas operators are subject to compliance risks under RCRA in connection with their operations.

Air Emissions

The Federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that operators obtain pre−approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions. An operator's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities in which our properties are located. The cost of compliance could have a material adverse consequence on our revenue.

Water Discharges

The Federal Water Pollution Control Act (“Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non−compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills. OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Global Warming and Climate Change

At least 20 states have taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 required the California Air Resources Board to adopt regulations by 2012 that would achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Depending on the legislation or regulatory program that may be adopted to address emissions of greenhouse gases, oil and gas operators could be required to reduce greenhouse gas emissions resulting from its operations or oil and gas operators could be required to purchase and surrender allowances for greenhouse gas emissions associated with its operations or the oil and gas it produces.

Commodity Price Environment

Generally, the demand and the price of natural gas increases during the colder winter months and decreases during the warmer summer months.  Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We do not currently hedge any of our production.

The prices received for domestic production of oil and natural gas have been volatile and have resulted in increased demand for the equipment and services that we need to drill, complete and operate wells. Shortages have developed, and we have seen an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells. If oil and natural gas prices remain high relative to historical levels, we anticipate that the recent trends toward increasing costs and equipment shortages will continue.

Seasonality

Our business is temperature-sensitive. Colder temperatures during the winter months in Montana generally limit the ability of our operators to drill holes and water wells. We anticipate that this sensitivity to seasonal and other weather conditions will continue to be reflected in our operations.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”.  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Risk Factors Relating to Our Company

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our early stage activities and transition to commercial operations have been and will continue to be significant. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to our Company.  In either of the aforementioned situations, our Company may not be able to fully implement its growth plans.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have not earned revenue to date and we have never been profitable. We may not be able to effectively execute our business plan or manage growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas and price competition. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve profitability.

Because we have not earned limited revenues from operations, all our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We will need to obtain additional financing in order to pursue our business plan. As of July 31, 2013, we had cash on hand of $39,841  and a working capital deficit $426,676  Taking into account expected revenues, we estimate we will require approximately $2.0 million in additional funding during the next twelve months to fund development costs, corporate overhead and payment of debt. As such, we estimate that we will need to raise additional funds to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended July 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern.  Since inception to July 31, 2013, we have incurred an accumulated net loss of $604,415, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. Our assets are not sufficient to completely fund our budget going forward, such that we will require additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on the success in developing the properties we have an interest in and our ability to acquire new assets. If the properties do not attain sufficient revenues or do not achieve profitable operations, our business may fail.

We have received our initial financing through the issuance of a promissory note, we may be unable to service our debt due to lack of cash flow or otherwise fail to comply with the terms of the promissory note and might be subject to default.

As of October 21, 2013, we have issued three separate promissory notes (collectively the “Notes”) for a total of $500,000 to Kor Energy Holdings Limited (the “Noteholder”) to evidence funds previously lent by the Noteholder to the Company. Under the terms of the Notes, the amounts are unsecured, due interest at 8.5% per annum, and due on demand after May 20, 2014, October 18, 2014 and October 21, 2014, respectively.

We intend to repay these Notes, however if we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach other terms of the Notes, the Noteholder could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, the interest rate due on the note will increase to 16% and the Noteholder can enforce any remedies it has against us in law or equity.

Risks Related to Oil and Gas Business

Oil and gas exploration has a high degree of risk and our exploration efforts may be unsuccessful, which would have a negative effect on our operations.

There is no certainty that the expenditures to be made by us in the exploration of the Blue Water Project, or any additional project interests we may acquire, will result in discoveries of recoverable oil and gas in commercial quantities. An exploration project may not result in the discovery of commercially recoverable reserves and the level of recovery of hydrocarbons from a property may not be a commercially recoverable (or viable) reserve that can be legally and economically exploited. If exploration is unsuccessful and no commercially recoverable reserves are defined, we would be required to evaluate and acquire additional projects that would require additional capital, or we would have to cease our oil and gas operations altogether.

Cumulative unsuccessful exploration efforts could result in us having to cease operations.

The expenditures to be made by us in the exploration of our properties may not result in discoveries of oil and natural gas in commercial quantities. Many exploration projects do not result in the discovery of commercially recoverable oil and gas deposits, and this occurrence could ultimately result in us having to cease our oil and gas operations.

The oil and gas industry is highly competitive, and increased competitive pressures could adversely affect our business, financial condition, results of operations and prospects.

The oil and gas industry is competitive in all of its phases. We compete with numerous other organizations in the search for, and the acquisition of, oil and natural gas properties and in the marketing of oil and natural gas. Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us. Our ability to increase our profitability will depend not only upon our ability to explore and develop our present properties, but also upon our ability to select and acquire other suitable producing properties or prospects for exploratory drilling.

Future oil and gas production from our properties is highly dependent upon the ability of oil and gas operators to find or acquire reserves.

In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent oil and gas operators conduct successful development activities or we acquire properties containing proved reserves, or both, our proved reserves, if any, will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in developing or acquiring additional oil and gas reserves. The business of developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. The failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. In addition, we may not obtain additional proved reserves or be able to drill productive wells at acceptable costs, in which case our business would fail.

Our oil and gas business currently depends on a single property and there is no assurance that the Blue Water Project will be successful

The Company’s principal asset is its interest in the Blue Water Project.  Unless we acquire additional properties or projects, we will be dependent upon a single project for our revenue and profits related to our oil and gas business, if any.  We can provide no assurance that it will acquire additional oil and gas properties or projects.

Oil and gas resources may contain certain hazards which may, in turn, create certain liabilities or prevent the resources from being commercially viable.

Our properties may contain hazards such as unusual or unexpected formations and other conditions. Projects on our properties may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills, against which we cannot or will not insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and/or result in personal injury. Costs or liabilities related to those events would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices are highly volatile, and a decline in oil and gas prices could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices and markets are highly volatile. Prices for oil and gas are subject to significant fluctuation, market uncertainty and a variety of additional factors. Our profitability, if any, will be substantially dependent on prevailing prices for gas and oil. The amounts of and prices obtainable for our oil and gas production, if any, may be affected by market factors beyond our control, such as:

•                     the extent of domestic production;

•                     the amount of imports of foreign oil and gas;

•                     the market demand on a regional, national and worldwide basis;

•                     domestic and foreign economic conditions that determine levels of industrial production;

•                     political events in foreign oil-producing regions; and

•                     variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry.

These factors or any one of them could result in the decline in oil and gas prices, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The oil and gas market is heavily regulated, and existing or subsequently enacted laws or regulations could limit our production, increase compliance costs or otherwise adversely impact our operations or revenues.

Properties in which we own an interest are subject to various federal, state and local laws and regulations. These laws and regulations govern safety, development, taxation and environmental matters that are related to the oil and gas industry. To conserve oil and gas supplies, regulatory agencies may impose price controls and may limit production. Certain laws and regulations require drilling permits, govern the spacing of wells and the prevention of waste and limit the total number of wells drilled or the total allowable production from successful wells. Other laws and regulations govern the handling, storage, transportation and disposal of oil and gas and any by-products produced in oil and gas operations. These laws and regulations could materially adversely impact our revenues.

Laws and regulations that affect oil and gas operators may change from time to time in response to economic or political conditions. Thus, they must also consider the impact of future laws and regulations that may be passed in the jurisdictions where our properties are located. We anticipate that future laws and regulations related to the oil and gas industry will become increasingly stringent and cause oil and gas operators to incur substantial compliance costs, which may adversely affect their operations.

The nature of the operations on our properties exposes us to environmental liabilities.

The operations on our Blue Water Project and other properties, if any, can create the risk of environmental liabilities. Although we do not serve as an operator on our properties, our operating partners may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, which could potentially discharge oil or gas into the environment in any of the following ways:

•                     from a well or drilling equipment at a drill site;

•                     from a leak in storage tanks, pipelines or other gathering and transportation facilities;

•                     from damage to oil or gas wells resulting from accidents during normal operations; or

•                     from blowouts, cratering or explosions.

Environmental discharges may move through the soil to water supplies or adjoining properties, giving rise to additional liabilities. Some laws and regulations could impose liability for failure to obtain the proper permits for, to control the use of, or to notify the proper authorities of a hazardous discharge. Such liability could have a material adverse effect on our financial condition and our results of operations and could possibly cause our operations to be suspended or terminated on such property.

Delays in development or production curtailment affecting our material properties may adversely affect our financial position and results of operations.

Depending on the nature of our property interests we may be required to fund our pro rata share of costs related to the development. These costs may be significant. The size of our operations and our capital expenditure budget limits the number of wells that we can develop in any given year. Complications in the development of any single material well may result in a material adverse effect on our financial condition and results of operations.

Because of our lack of assets and geographic diversification, adverse developments in the operating area of our properties would adversely affect our results of operations.

All of our assets are currently located in Montana. As a result, our business is disproportionately exposed to adverse developments affecting that State. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting these States. Due to our lack of diversification in asset type and location, an adverse development in our business or these operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Operations in the oil and natural gas industry subjects us to complex laws and regulations that can have a material adverse effect on the cost, manner and feasibility of doing business.

Companies that explore, develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, oil and gas operators may not be able to conduct the operations as planned. Oil and gas operators may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•                     water discharge and disposal permits for drilling operations;

•                     drilling bonds;

•                     drilling permits;

•                     reports concerning operations;

•                     air quality, noise levels and related permits;

•                     spacing of wells;

•                     rights-of-way and easements;

•                     unitization and pooling of properties;

•                     gathering, transportation and marketing of oil and natural gas;

•                     taxation; and

•                     waste transport and disposal permits and requirements.

Failure to comply with these laws may result in the suspension or termination of operations and subject us to liabilities under administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations.

Future environmental legislation related to climate change

Because of growing concern over risks related to climate change, Congress has adopted or is considering the adoption of regulatory frameworks to reduce greenhouse gas emissions. Prospective legislation includes possible cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. New laws and regulations could not only make our products more expensive, but also reduce demand for hydrocarbon products. Such current and pending regulations may also increase operating costs and our compliance costs, such as for enhanced monitoring of emissions

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect the cost of operations of our properties or our ability to execute our plans on a timely basis.

Due to drilling activity increases, a general shortage of drilling rigs, equipment, supplies and personnel has developed. As a result, the costs and delivery times to oil and gas operators of rigs, equipment, supplies or personnel are substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling rigs, equipment, supplies or personnel could delay or adversely affect the development operations, which could have a material adverse effect on our business, financial condition and results of operations.

Title to the properties in which we have an interest may be impaired by title defects.

Title to oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. It is the practice of the Company in acquiring significant oil and gas leases or interest in oil and gas leases to fully examine the title to the interest under the lease. In the case of minor acquisitions, the Company may rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. The Company believes that this practice is widely followed in the oil and gas industry. Nevertheless, there may be title defects which affect lands comprising a portion of the Company's properties. To the extent title defects do exist, it is possible that the Company may lose all or a portion of its right, title, estate and interest in and to the properties to which the title relates.

The marketability and price of oil and natural gas are affected by numerous factors outside of our control. Material fluctuations in oil and natural gas prices could adversely affect our net production revenue and oil and natural gas operations.

Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and quantity of imports of crude oil and natural gas;
•	overall domestic and global economic conditions;
•

political and economic conditions in other oil and natural gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the level of consumer product demand;
•	weather conditions;
•	the impact of the U.S. dollar exchange rates on oil and natural gas prices; and
•	the price and availability of alternative fuels.

Both oil and natural gas prices are unstable and are subject to fluctuation. Any material decline in prices could impact our results of operations and financial condition. Commodity prices are beyond our control and are difficult to predict.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends, to a large extent, on our ability to attract and retain key management and personnel. As we develop additional capabilities and expand the scope of our business, we will require more skilled personnel. Recruiting personnel for the oil and gas industry is highly competitive. We may not be able to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan.

Our directors and officers may experience conflicts of interest which may detrimentally affect our profitability.

Some of our directors and officers are currently and may also become directors, officers, contractors, shareholders or employees of other companies engaged in oil and natural gas development. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will declare his interest and abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, and development of oil and natural gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

Risks Relating To Our Common Stock

Our common stock has a limited trading history and has experienced price volatility.

Our common stock trades on the OTCQB. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a “thinly-traded” stock.  Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

•                     the breadth of our stockholder base and extent to which securities professionals follow our common stock;

•                     investor perception of our Company and the oil and natural gas industry, including industry trends;

•                     domestic and international economic and capital market conditions, including fluctuations in commodity prices;

•                     responses to quarter-to-quarter variations in our results of operations;

•                     announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

•                     additions or departures of key personnel;

•                     sales or purchases of our common stock by large stockholders or our insiders;

•                     accounting pronouncements or changes in accounting rules that affect our financial reporting; and

•                     changes in legal and regulatory compliance unrelated to our performance.

In addition, the stock market in general and the market for natural gas and oil development companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through debt financings and  the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to default on our debt obligations and forfeit our property interests or to reallocate funds from other planned uses.  Either of these would have a significant negative effect on our business plans and operations, including our ability to acquire new property interests or fund our obligations for development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We may be deemed a shell company which could affect liquidity in our common stock

Prior to our acquisition of the Blue Water Project, we were engaged in the development and installation of solar power systems in Jamaica. Due to increased competition, we had very limited success developing clients to purchase our solar power services in Jamaica and failed to raise sufficient capital to effectively implement our business plan. As a result, we examined opportunities to diversify our business including complementary technology businesses and resource based business including oil and gas business opportunities. As a result, we may have been deemed a “shell company.” A shell company is defined as a registrant “that has: (1) no or nominal operations; and (2) either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.” If we are deemed a shell company there will be (i) additional restrictions on the resale of restricted shares, (ii) additional disclosure required on an acquisition and (iii) increased cost related to disclosure and reporting compliance.  If we are deemed a shell company, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144, for twelve months, for the resale of their shares of common stock.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act , or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We need to:

•         institute a more comprehensive compliance function;

•         design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•         prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•         establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•         involve and retain to a greater degree outside counsel and accountants in the above activities; and

•         establish an investor relations function.

Being a public company subject to these rules and regulations requires us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain effective internal control over financial reporting, our ability to accurately report our financial results and become compliant with the Sarbanes-Oxley Act could be adversely affected.

We have material weaknesses in our internal controls. Our efforts to further develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties

Executive Offices

We do not own any real property.  We currently maintain our corporate office at 6025 S. Quebec, Suite 100, Centennial, Colorado. We pay $300.00 per month in rent.

Oil and Gas Properties

Blue Water Project:

General

The Blue Water Project is located in south-central Montana in the vicinity of several major fields. The Blue Water Project lies along the northeast margin of the Clarks Fork Basin, and slightly north of the Pryor and Bighorn Mountain Range and near the eastern terminus of the northwest-trending Nye-Bowler Lineament. Prior to formation of the present-day topography, the Elk Hills area was located on a passive cratonic platform throughout the Paleozoic. Beginning in the Cretaceous, a north-south trending foreland basin  formed as a regional downward in response to loading of the crust during the Cordilleran Orogeny to the west. During this period of time, a vast seaway connected the Arctic and Atlantic Oceans and accumulated thick organic-rich marine sediments across the prospect area.

Key Location Map

                Source:  Evaluation of Contingent Resources and Other Petroleum Information prepared by B. L. Whelan, P. Geo.

Geology

The Tensleep sandstone, the prospective horizon, is a Pennsylvanian yellowish-gray to white sandstone which forms much of Tensleep Canyon and dominates much of the western slope of the Big Horn Mountains. The Tensleep is a reservoir in the Big Horn Basin to the south of the prospect area. Source rocks are considered to be organic rich shales of the Phosphoria Formation.

Interest in Blue Water Project

Pursuant to the Farmout Agreement as described in Item 1 above, we are entitled to acquire a 100% working interest, 72% net revenue interest before payout and a 100% working interest, 64% net revenue interest after payout in the Blue Water Project.  We currently hold a 64% working interest in the Blue Water Project.

Oil and Gas Reserves

Disclosure of Reserves

Our only project is the Blue Water Project located in Big Horn County, Montana. As of July 31, 2013, we do not have any oil or natural gas reserves at the Blue Water Project.

Proved Undeveloped Reserves

As of July 31, 2013, we did not have any proved undeveloped reserves at our Blue Water Project.

Oil and Gas Production, Production Prices and Production Costs

On July 2, 2013, we entered into the Farmout Agreement to acquire an interest in the Blue Water Project.  Prior to our entry into the Farmout Agreement, our Company’s primary business was the growth of our solar power business, which we have subsequently discontinued.  As a result, for the past three fiscal year period ending July 31, 2013, we have had no production.

Drilling Activity

The following table sets forth information on our drilling activity for the last three years.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.  The table below includes the drilling activity of the prior operator of the Blue Water Project, Blue Water Petroleum, LLC:

	Year Ended July 31,
	2011		2012		2013(1)
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	-	-	1.0	1.0
Non- productive	-	-	-	-
Exploratory	-	-	-	-
Productive	3	1.92	1	0.64	3	1.91
Non- productive	-	-	-	-

1.       Subsequent to the fiscal year ending July 31, 2013, we drilled and completed three exploratory productive wells and deepened one water well.  As a result, we have included the three exploratory productive wells we drilled and completed subsequent to our 2013 fiscal year end in the drilling activity table  set forth above.

Drilling Activity — Current

As of the date of this report, we drilled and completed three productive wells and we deepened one water well.  Other than the drilling activity set forth above, we do not have any ongoing drilling activities at the Blue Water Project.

Productive Wells

The following table presents the total gross and net productive wells by oil or natural gas completion as of October 31, 2013.

Oil Wells		Natural Gas Wells
Gross(1)	Net(2)	Gross(1)	Net(2)
7	4.48	0	0

________________

(1) “Gross” means the total number of wells in which we have a working interest.

(2) “Net” means the sum of the fractional working interests that we own in gross wells.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs, or gas in the near future under existing agreements.

Acreage

The following table summarizes our developed and undeveloped acreage at the Blue Water Project as of July 31, 2013.

	Developed Acres[1]		Undeveloped Acres[2]
	Gross[3]	Net[4]	Gross[3]	Net[4]
Blue Water Project- Located in Big Horn County, Montana	80	51.2	12,979.28	8,306.73

Total	80	51.2	12,979.28	8,306.73

1.        Developed acreage is acreage spaced for or assignable to productive wells.

2.        Undeveloped acreage is oil and gas acreage on which wells have not been drilled or completed to a point that would permit production of economic quantities of oil or gas regardless of whether such acreage has proved reserves.

3.        A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.

4.        A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one.  The number of acres is the sum of the fractional working interests owned in acres expressed as whole numbers and fractions thereof.

See Item 1 above of a description of the Farmout Agreement and description of our working interest in the Blue Water Project and the remaining terms of the leases.  The undeveloped acres comprising the Blue Water Project are known as the Blue Water Block.  The Blue Water Block is geographically contiguous.

Item 3. Legal Proceedings.

As of the date of this annual report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

The Company is traded on the OTCQB under the ticker symbol “BWPC.”  The Company had previously been trading under the symbol “DGRN” but changed its ticker symbol to “BWPC” effective July 30, 2013.  The high and low price of our common stock was $0.75 and $0.55.  However, we consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock.  During our last two fiscal years, no trades of our common stock occurred through the OTCBB or OTCQB, as applicable until August 1, 2013.

The following sets forth, for the periods indicated, the high and low quoted prices per share of our common stock as reported on the OTCQB:

	Price Range
	High	Low
First Quarter fiscal 2014	$0.80	$0.34

The closing price per share for our common stock on October 31, 2013 as reported by the OTCQB was $0.65.

Holders of our Common Stock

On October 31, 2013 there were approximately 56 registered shareholders and 49,071,666 shares outstanding. This amount does not include the exercise of options and warrants.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our Board.

Repurchase of Securities

During the fiscal year ended July 31, 2013, neither us nor any of our affiliates repurchased our common shares registered under Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities During Fiscal 2013

On May 20, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Kor Energy Holdings Limited (“Kor”).  The Securities Purchase Agreement with Kor provides for the issuance and sale to Kor of an unsecured promissory note (the “Kor Promissory Note”) in a private transaction with a principal amount of $200,000.  The Kor Promissory Note bears interest at an annual rate of 8.5% which is to be paid with principal in full on the maturity date of May 20, 2014.  The Kor Promissory Note was deemed to be a “restricted security” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

Securities Authorized for Issuance Under Equity Compensation Plan

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 2 to our consolidated financial statements.

Segment reporting is not applicable to us as we have a single, company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. We use the successful efforts method of accounting for our oil and gas activities.

Activities to Date

We are an early stage company that was incorporated on December 8, 2009. Up until May 2013, our management has devoted a significant amount of time to the development of our business. In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment and recently purchased a complete 1.5KW solar system for demonstration purposes.  The solar power business has become increasingly more competitive and competitors are marketing low cost systems in the market.  During the fiscal quarter ended April 30, 2013, management began to evaluate its current business in a changing competitive environment and exploring a plan to diversify the Company’s business to include other opportunities in the oil and natural gas industry.  Based on this review, management began evaluating various business opportunities and projects.  On July 2, 2013, we entered into a Farmout Agreement to acquire a working interest in the Blue Water Project.  Effective, July 30, 2013, we changed our name to Blue Water Petroleum Corp.  In July of 2013, management decided to  discontinue our solar power business and to exclusively focus our efforts on the acquisition, exploration and development of oil and gas  properties across the United States.

See Item 1 “Overview of our Company” for more information on our Company’s activities.

Plan of Operations

Overview

We are in the business of exploring, developing and acquiring oil and gas properties in the United States.  Our sole project is the Blue Water Project located in Big Horn County, Montana.  We have completed our first 5-well production unit, another successful exploration well in the adjacent section, and a water well, for a total of 7 wells. This first 5-well production unit is now ready for further development as soon as steam generation equipment is installed on location.  Our Plan of Operations over the next twelve months is as follows:

2013 - 2014

-          Installation of a steam generator and a production pad to begin oil production on the initial production unit.

-          Improvements to roads and production infra-structure.

-          Drilling of additional 10 production wells (2 production units) in the area between the initial production unit and the adjacent exploratory well.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2.0 million to pursue our plan of operations over the next 12 months. As at July 31, 2013, we had cash of $39,841 and a working capital deficit of $426,676. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

We anticipate that additional funding will be in the form of equity or debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to re-evaluate or abandon our plan of operations.

Results of Operations

For the fiscal years ended July 31, 2013 and 2012 are outlined in the table below

		Year Ended July 31,		Year Ended July 31,
		2013		2012
Revenues	$	Nil	$	Nil
Expenses		$482,590		$43,914
Interest expense		$9,391		$4,258
Net Loss		$(491981)		$(48,172)

Revenue

We have not earned revenue since our inception

Expenses

Our operating expenses incurred for the year ended July 31, 2013 included $376,020 for general and administrative expenses, $1,830 in depreciation and $104,740 in professional fees compared to the year ended July 31, 2012 of $12,023 for general and administrative expenses, $1,690 in depreciation and amortization and $30,201 in professional fees.  This increase in expenses was primarily a result of starting our oil and gas exploration program. Our oil and gas exploration, development and acquisition program requires the use of additional consultants and contractors that increase our overall expenses.

Net Loss

We incurred a net loss in the amount of $491,981 for the year ended July 31, 2013 compared to $48,172 for the year ended July 31, 2012.  The increase in loss was primarily a result of the acquisition and development of the Blue Water Project as well as the costs required to transition from a solar power business to a company focused on the exploration, development and acquisition of oil and gas properties across the United States.

Liquidity and Capital Resources

Working Capital
	Year Ended July 31, 2013	Year Ended July 31, 2012
Current Assets	$39,841	$1,572
Current Liabilities	$466,517	$77,280
Working Capital Deficit	$(426,676)	$(75,708)

Cash Flow
	Year Ended July 31, 2013	Year Ended July 31, 2012
Net Cash Used in Operating Activities	$(177,793)	$(40,242)
Net Cash Used In Investing Activities	$(15,000)	$(5,935)
Net Cash Provided by Financing Activities	$231,062	$43,362
Net Decrease In Cash During The Year	$(38,269)	$(2,815)

Neither our prior solar business nor our oil and gas exploration business have generated revenues from operations and are not profitable.  We are dependent upon obtaining financing to pursue our business plan over the next twelve months. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of July 31, 2013, we had a working capital deficit of $426,676  and $39,841  in current assets.

We do not currently have sufficient cash to fund its working capital requirements for the next twelve months.  Consequently, we will need to obtain additional financing, through the issuance of equity or debt.  Our preferred method of raising capital is through the issuance of our equity securities; however, our financial position may require us to issue debt in the form of promissory notes or convertible promissory notes or seek other alternative means of financing.

There can be no assurance that we will be able to raise sufficient financing to satisfy its obligations under the Notes (as described below).  While the Notes are unsecured, if we fail to satisfy our obligations and are unable to obtain an extension of the term of the Notes, the Noteholder will be able to seek remedies at law and in equity, which could adversely affect our liquidity and capital resources

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Kor Promissory Note

On May 20, 2013, we issued a $200,000 promissory note to Kor Energy Holdings Limited to evidence amounts loaned to the Company by Kor Energy Holdings Limited during the fiscal year ended July 31, 2013.  The promissory note  bears interest at the rate of 8.5% per annum and is due on demand any time after May 20, 2014  (the “Maturity Date”). We anticipate paying the Note through the issuance of equity securities.  In the event we are unable to raise sufficient funds to repay the Note through the issuance of equity securities prior to the Maturity Date, we will seek an extension of the Maturity Date from Kor Energy Holdings Limited.

Subsequent to our year end, on October 18, 2013 and on October 21, 2013, we issued two additional promissory notes to Kor Energy Holdings Limited (each a “October Note” and collectively, the “October Notes”) for an aggregate amount of $300,000.  The October Notes evidence the $300,000 loaned to the Company by Kor Energy Holdings Limited in October, 2013.  Each October Note bears interest at a rate of 8.5% per annum and are due on demand at any time after October 18, 2014 and October 21, 2013, respectively.  We anticipate paying the October Notes through the issuance of equity securities.  In the event we are unable to raise sufficient funds to repay the October Notes through the issuance of equity securities prior to the Maturity Date, we will seek an extension of the maturity dates from Kor Energy Holdings Limited.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other gas producing and oil producing countries, weather and technological advances affecting oil and gas consumption. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our Company. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects. We focus our efforts on increasing oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

To fund our current working capital needs and maintain our current drilling and acquisition program, we must access the public or private equity or debt markets.  Also, additional capital is necessary for future development of reserves, acquisitions, additional working capital or other liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

For the years ended July 31, 2013 and 2012

                                                                                                                                                                                               Index

Report of Independent Registered Public Accounting Firm .......................................................................................F–1

Consolidated Balance Sheets............................................................................................................................................F–2

Consolidated Statements of Operations..........................................................................................................................F–3

Consolidated Statement of Stockholders’ Deficit..........................................................................................................F–4

Consolidated Statements of Cash Flows.........................................................................................................................F–5

Notes to the Consolidated Financial Statements...........................................................................................................F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Blue Water Petroleum Corp

  (Formerly Degaro Innovations Corp.)

  (An Exploration Stage Company)

  Centennial, Colorado

We have audited the accompanying consolidated balance sheets of Blue Water Petroleum Corp. (the “Company”) as of July 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from December 8, 2009 (inception) to July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period from December 8, 2009 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 4, 2013

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

As of July 31, 2013 and 2012

	July 31, 2013	July 31, 2012

ASSETS

Current Assets
Cash	$ 39,841	$ 1,572

Total Current Assets	39,841	1,572

Property and equipment, net	14,012	15,842
Oil and gas properties not subject to amortization	79,354	-

Total Assets	$ 133,207	$ 17,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 113,001	$ 10,231
Related party payables	82,589	20,874
Loans payable	270,926	42,551
Deferred revenue	-	3,624

Total Current Liabilities	466,516	77,280

Contingencies and Commitments

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 49,071,666 and 51,155,000 shares issued and outstanding, respectively	4,907	5,116
Additional paid-in capital	266,199	47,452
Deficit accumulated during the exploration stage	(604,415)	(112,434)

Total Stockholders’ Deficit	(333,309)	(59,866)

Total Liabilities and Stockholders’ Deficit	$ 133,207	$ 17,414

The accompanying notes are an integral part of these consolidated financial statements.

 Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

For the Years Ended July 31, 2013 and 2012 and for the Period from December 8, 2009 (Inception) to July 31, 2013

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period From December 8, 2009 (Date of Inception) to July 31, 2013

Operating expenses:

General and administrative	$ 376,020	$ 12,023	$ 402,427
Depreciation expense	1,830	1,690	4,293
Professional fees	104,740	30,201	184,030

Total operating expenses	482,590	43,914	590,750

Interest expense	9,391	4,258	13,665

Net loss	$ (491,981)	$ (48,172)	$ (604,415)

Net Loss Per Common Share – Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	50,749,749	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)

 (An Exploration Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from December 8, 2009 (Inception) to July 31, 2013

(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid- Capital	Deficit Accumulated During the Development Stage	Total

Balances – December 8, 2009 (Date of Inception)	–	$ –	$ -	$ –	$ –
Issuance of common stock for cash	30,000,000	3,000	3,000	–	6,000
Issuance of common stock for cash	21,155,000	2,116	40,194	–	42,310
Net loss for the period	–	–	–	(5,816)	(5,816)

Balances – July 31, 2010	51,155,000	5,116	43,194	(5,816)	42,494
Net loss	–	–	–	(58,446)	(58,446)

Balances – July 31, 2011	51,155,000	5,116	43,194	(64,262)	(15,952)
Imputed interest	–	–	4,258	–	4,258
Net loss	–	–	–	(48,172)	(48,172)

Balances – July 31, 2012	51,155,000	5,116	47,452	(112,434)	(59,866)
Cancellation of shares	(2,500,000)	(250)	250	-	-
Stock-based compensation	416,666	41	212,459	-	212,500
Imputed interest	-	-	6,038	-	6,038
Net loss	-	-	-	(491,981)	(491,981)

Balances – July 31, 2013	49,071,666	$ 4,907	$ 266,199	$ (604,415)	$ (333,309)

The accompanying notes are an integral part of these consolidated statements.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2013 and 2012 and for the Period from December 8, 2009 (Inception) to July 31, 2013

(Expressed in US Dollars)

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period From December 8, 2009 (Date of Inception) to July 31, 2013

Net loss	$ (491,981)	$ (48,172)	$ (604,415)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,830	1,690	4,293
Imputed interest	6,038	4,258	10,296
Stock-based compensation	271,528		271,528
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	38,416	1,982	48,647
Deferred revenue	(3,624)	–	-

Net cash used in operating activities	(177,793)	(40,242)	(269,651)

Cash flows from investing activities
Cash paid for drilling costs	(15,000)	-	(15,000)
Purchase of property and equipment	-	(5,935)	(18,305)

Net cash used in investing activities	(15,000)	(5,935)	(33,305)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	48,310
Advances from related parties	2,687	13,158	23,561
Proceeds from loans payable	228,375	30,204	270,926

Net cash provided by financing activities	231,062	43,362	342,797

(Decrease) increase in cash	38,269	(2,815)	39,841
Cash - beginning of period	1,572	4,387	–

Cash - end of period	$ 39,841	$ 1,572	$ 39,841

Supplemental cash flows information:
Interest paid	$ –	$ –	$ –

Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

1.        Nature of Business and Continuance of Operations

The Company was incorporated in the State of Nevada on December 8, 2009 as “Degaro Innovations Corp.” Up until May 2013, our management has devoted a significant amount of time to the development of our prior solar power installation business. In furtherance of our prior solar power installation business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment.  During the fiscal quarter ended April 30, 2013, management began to evaluate our Company’s current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

As part of the Company’s change in business strategy, on June 20, 2013, our Board and majority shareholders, by written consent, approved an amendment to our articles of incorporation to change the name of our Company to “Blue Water Petroleum Corp.” which management believed was necessary to better reflect the Company’s transition from a solar power marketing, installation and delivery company, to a company focused on the acquisition, exploration and development  of oil and natural gas properties across the United States.

To effect the name change, on July 15, 2013, the Company filed a certificate of amendment to our articles of incorporation with the Secretary of State of Nevada changing the name of our Company from “Degaro Innovations Corp.” to “Blue Water Petroleum Corp.”, effective July 30, 2013.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At July 31, 2013, the Company has incurred losses totaling $604,415 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

a)       Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is July 31.

b)      Principal of Consolidation

The consolidated financial statements include the accounts of Blue Water Limited, its 100% owned subsidiary.  All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.        Summary of Significant Accounting Policies (continued)

d)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)      Property and Equipment

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

The estimated service lives of property and equipment are principally as follows:

Equipment               10 years

f)       Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

The cost of oil and gas properties is amortized at the well level based on the unit of production method.  Unit of production rates are based on oil and gas reserves and developed producing reserves estimated to be recoverable from existing facilities based on the current terms of the respective production agreements.  The Company’s reserve estimates represent crude oil and natural gas which management believes can be reasonably produced within the current terms of their production agreements.

The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows Accounting Standards Codification ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

g)       Support Facilities and Equipment

Our support facilities and equipment are generally located in proximity to certain of our principal fields. Depreciation of these support facilities is provided on the straight-line method based on estimated useful lives of 7 to 20 years.

Maintenance and repair costs that do not extend the useful lives of property and equipment are charged to expense as incurred.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.        Summary of Significant Accounting Policies (continued)

h)       Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserves estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

i)       Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities and facilities that support the production of oil and gas. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

j)       Revenue Recognition

The Company recognizes sales revenues for natural gas, oil, and NGLs based on the amount of each product sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when product has been delivered to a pipeline or when a tanker lifting has occurred. The Company follows the sales method of accounting for natural-gas production imbalances. If the Company’s sales volumes for a well exceed the Company’s proportionate share of production from the well, a liability is recognized to the extent that the Company’s share of estimated remaining recoverable reserves from the well is insufficient to satisfy this imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.

k)       Financial Instruments

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

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

2.        Summary of Significant Accounting Policies (continued)

l)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2013 and 2012, the Company has no potentially dilutive securities outstanding.

m)       Foreign Currency Translation

The Company’s previously planned operations were in Jamaica and the Caribbean, which resulted in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arose from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Aggregate foreign currency translation and transaction losses were insignificant for the years ended July 31, 2013 and 2012. As of the year ended July 31, 2013, the Company no longer had operations outside the United States.

n)        Income Taxes

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

o)      Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

p)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.        Property and Equipment

Net property and equipment consisted of the following as of July 31, 2013 and 2012:

	July 31, 2013	July 31, 2012
Furniture and equipment	$ 18,305	$ 18,305
Accumulated depreciation	(4,293)	(2,463)
Property and equipment, net	$ 14,012	$ 15,842

During the years ended July 31, 2013 and 2012, the Company recorded depreciation expense of $1,830 and $1,690, respectively.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

4.        Related Party Transactions

As of July 31, 2013 and 2012, the Company owes its former sole officer and director $23,562 and $20,874, respectively, for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The Company also had a stock payable in the amount of $59,027 recorded in related party payables.  See note 8 for details

5.        Loan Payable

At July 31, 2013 and 2012, the Company was indebted to an unrelated third party for $70,926 and $42,551, respectively. This loan is non-interest bearing and is due on demand. During the year ended July 31, 2013, the Company recorded imputed interest of $6,038.

On May 20, 2013, the Company issued a $200,000 promissory note to Kor Energy Holdings Limited.  Under the terms of the note, the amount is unsecured, due interest at 8.5% per annum, and due on demand May 20, 2014. During the year ended July 31, 2013, the Company recorded interest of $3,353.

6.        Commitments

On July 2, 2013, the Company entered into a Farmout Agreement with Blue Water Petroleum LLC an unrelated thrid party relating to certain leased lands represented by 12,979.28 gross acres located in Big Horn County, Montana. Under the Farmout Agreement, Blue Water Petroleum LLC granted to the Company, as farmee, all of Farmor’s right, title and interest in and to the leases covering the leased lands, subject to the completion of the Work Program (as defined in the Farmout Agreement).  Blue Water Petroleum LLC reserved and retained an 8% royalty interest in the leases prior to payout and a 16% royalty interest in the leases after payout for each 40 acre drillsite, or portion thereof, located within the leased lands.

7.        Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	July 31, 2013	July 31, 2012
Deferred tax assets
Net operating losses	$ 91,820	$ 16,865
Valuation allowance	(91,820)	(16,865)

Net deferred tax assets	$ –	$ –

As of July 31, 2013, the Company had net operating loss carry forwards of $349,410 which expire commencing in 2031.

8.        Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.0001 and 100,000,000 shares of preferred stock with a par value of $0.001.

On January 29, 2010, 30,000,000 shares of common stock were issued to the Company’s previous sole director, Ms. Sheryl Briscoe, for cash proceeds of $6,000.

On July 16, 2010, 21,155,000 shares of common stock were issued for cash proceeds of $42,310.

On May 24, 2013, Ms. Briscoe’s resigned and in connection with her resignation she and the Company entered into a contribution agreement whereas she agreed to contribute 2,500,000 shares of common stock back to the Company. There shares were cancelled by the Company.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

8.        Capital Stock (Continued)

On May 24, 2013, the Company’s President, Thomas Hynes, received 2,500,000 shares of common stock of the Company. These shares were valued at their fair market value of $1,275,000. Of the 2,500,000 shares of common stock offered, 416,666 shares vest immediately, with the remaining 2,083,334 shares to vest biannual until May 24, 2016. As of July 31, 2013, the Company recognized $271,528 in stock-based compensation. For the shares earned by Mr. Hynes but yet issued, the Company recorded a stock payable of $59,027.

9.        Subsequent Event

On October 18, 2013, the Company issued a $100,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the Note, the amount is unsecured, bears interest at 8.5% per annum, and due on demand after October 18, 2014.

On October 21, 2013, the Company issued an additional $200,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the Note, the amount is unsecured, bears interest at 8.5% per annum, and due on demand after October 21, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were not disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during our last two fiscal years and subsequent interim periods

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Thomas Hynes who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as at July 31, 2013:

  Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

  The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting banking information.

Our Chief Executive Officer is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented and tested.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of July 31, 2013, our management including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was not effective as of July 31, 2013 based on the COSO framework criteria.

Management has identified material weaknesses regarding control deficiencies regarding the lack of segregation of duties. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We anticipate that if and when we obtain sufficient funding, we will resolve the segregation of duties issue by naming a Chief Financial Officer or new company officer that will resolve any issues surrounding segregation of duties.  In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function. As our financing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent  registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended July 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

As of October 31, 2013 our current officers and directors and their ages and positions are as follows:

Name	Age	Position	Date Of Appointment

Thomas Hynes	56	Chief Executive Officer and Director	Mr. Hynes has served as our Chief Executive Officer and a member of the Board since May 24, 2013.
Frederick Taylor	67	Director	Mr. Taylor has served as a member of the Board since July 15, 2013.

Thomas Hynes

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

Frederick Taylor

Mr. Taylor is the owner and president of Summit West Oil, LLC (“Summit West”).  Mr. Taylor’s experience with Summit West includes, but is not limited to: (i) negotiating the acquisition and/or divestiture of mineral rights; (ii) negotiating oil and gas leases and right of way and surface agreements to provide for the exploration and/or development of minerals; (iii) determining ownership in minerals through the research of public and private records; and (iv) reviewing the status of title, curing title defects and otherwise reducing title risk associated with ownership in minerals.  Mr. Taylor also has nineteen years of experience as a real estate broker in both residential and commercial real estate in Arizona and Washington.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended July 31, 2013.

No Family Relationships or Arrangements involving Executive Officers

None of our executive officers is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the executive officer was selected to serve as an executive officer.

Other Directorships

No directors of our Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

The Company is not aware of any material legal proceedings to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than five percent of common stock of our Company, or any associate of any director, officer, affiliate of our Company, or security holder is a party adverse to our Company or any of its subsidiaries or has a material interest adverse to our Company or any of its subsidiaries.

The Company is not aware of any of its directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

Our Code of Ethics is incorporated by reference to our Annual Report on Form 10-K filed on October 31, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Blue Water Petroleum Corp., 6025 S. Quebec, Suite 100, Centennial, Colorado.

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

Our Company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our Board has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our Board does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Shareholder Director Recommendations

Because we currently do not have nominating committee or other committees performing similar functions, there has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to executive officer of our Company for services rendered until July 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Sheryl Briscoe (i) Former, President, Treasurer Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Nagria Ricketts (ii) Former Vice President	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Thomas Hynes (iii) Chief Executive Officer and Director	2013 2012	20,000 Nil	Nil Nil	271,528 Nil	Nil Nil	Nil Nil	Nil Nil	291,528

(i) Ms. Briscoe resigned as President, Treasurer and Secretary, effective May 24, 2013. Ms. Briscoe resigned as a member of the Board on July 15, 2013.

(ii) Ms. Ricketts resigned as Vice President, effective May 24, 2013.

(iii) Mr. Hynes was appointed as Chief Executive Officer and a member of the Board, effective May 24, 2013. Mr. Hynes receives an annual salary of $120,000 and received 2,500,000 shares of common stock of our Company with 416,667 shares vesting biannually until May 24, 2016. The shares issued were under Mr. Hynes Employment Agreement (the “Employment Agreement”).

Employment Agreements

Thomas Hynes

On May 24, 2013, our Company entered into the Employment Agreement with Mr. Hynes, pursuant to which Mr. Hynes agreed to serve as our Company’s Chief Executive Officer effective as of May 24, 2013. Pursuant to the terms of the Employment Agreement, Mr. Hynes will receive an annual base salary of $120,000, which may be increased at the discretion of the Board, and Mr. Hynes also received 2,500,000 shares of common stock of our Company (the “Bonus Shares”), of which 416,666 Bonus Shares vest and are payable on execution of the Employment Agreement, with the remaining 2,083,334 Bonus Shares to vest biannual until May 24, 2016. The term of the Employment Agreement is for three years from the Effective Date (as defined in the Employment Agreement) and shall be automatically extended by one year unless notice is given 60 days prior to the expiration of the employment period or the agreement is otherwise terminated.

The Employment Agreement provides that in the event of Mr. Hynes’ termination for any reason other than for Cause (as defined in the Employment Agreement), Mr. Hynes will be entitled to severance payments (i) base salary through the date of termination and (ii) two months base salary continuation.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the copy of the Employment Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

The information below is as of July 31, 2013.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Thomas Hynes (i)	-	-	-	-	-	2,083,334	1,041,667(ii)	-	-
Chief Executive Officer and Director	-	-	-	-	-	-	-	-	-
								-	-
								-	-

(i) Mr. Hynes was granted stock 2,500,000 shares of our common stock pursuant to his employment agreement.  Of the 2,500,000 share of common stock issued to Mr. Hynes, 416,666 have vested with the remaining 2,083,334 to vest biannually until May 24, 2016.

(ii) Based on the closing price per share of our common stock on July 31, 2013, as reported by the OTCQB.

The outstanding equity awards set forth in the table above were awarded pursuant to the Employment Agreement.  The terms of the Employment Agreement are set forth above in connection with the narrative disclosure accompanying the summary compensation table.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

None.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our Board.

The chart below lists director’s compensation for the fiscal year ended July 31, 2013.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation earnings ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Sheryl Briscoe Former, President, Treasurer Secretary and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Thomas Hynes Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil (1)
Frederick Taylor Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)                 Mr. Hynes was not compensated for his role as a member of the Board.  Mr. Hynes’ compensation is derived from his service as our Chief Executive Officer, which is set forth in the summary compensation table above.

During our fiscal year ended July 31, 2013, we did not compensation our directors due to our size.  As our Company grows, we may consider appropriate forms of compensation, including the issuance of common stock and stock options as compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock owned as of October 31, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class*
Directors and Named Officers as a group
Common Stock	Thomas Hynes (1) 6025 S. Quebec, Suite 100, Centennial, Colorado 80111	2,500,000(1)	5.09%
Common Stock	Frederick Taylor 6025 S. Quebec, Suite 100, Centennial, Colorado 80111	Nil	Nil

Total for all Directors and Named Officers		2,500,000	5.09%

5% Stockholders
Common Stock	Sheryl Briscoe Lot 107 Roaring River Steer Town P.O., St. Ann J.W.	27,500,000	56.04%
Total for all 5% Stockholders		27,500,000	56.04%

*Based on 49,071,666 shares of common stock issued and outstanding as of October 31, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities.

(1)  Mr. Hynes was appointed as Chief Executive Officer and took over the Principal Financial Officer duties from Sheryl Briscoe as of May 24, 2013. Pursuant to Mr. Hynes’ employment agreement, he is entitled to 2,500,000 shares of common stock of our Company. As a result of the vesting dates, 416,666 shares of common stock vested on May 24, 2013.

Changes in Control

Other than any change in control provisions of contained in the Employment Agreement, if any, there are no existing arrangements that may result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than Mr. Hynes Employment Agreement as described above in Item 12, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

Director Independence

We currently have two directors: Thomas Hynes and Frederick Taylor.  Mr. Taylor is considered independent based on the definition used in Section 803 of the NYSE MKT Company Guide.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended July 31, 2013 and 2012 by our independent registered public accounting firm, GBH CPAs, PC, for the audit of our consolidated financial statements for the years ended July 31, 2013 and 2012, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2013	2012
Audit Fees	$15,050	$11,600
Audit-Related Fees	0	0
	$15,050	$11,600

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our Board pre-approves all services to be provided by GBH CPAs, PC and the estimated fees related to these services.

Part IV

Item 15. Exhibits, financial statement schedules.

Exhibit No.	Description
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.5	Certificate of Amendment filed with the Nevada Secretary of State on July 15, 2013. (Incorporated by reference to our Current Report on Form 8-K filed on July, 30, 2013)
10.1	Exclusive Distribution Agreement with Shenzhen Commonpraise Co., Ltd. dated January 6, 2011. (Incorporated by reference to our Registration Statement on Form S-1/A filed on January 25, 2011)
10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011)
10.3	Employment Agreement with Thomas Hynes dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
10.4	Contribution Agreement with Sheryl Briscoe dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
10.5	Form of Securities Purchase Agreement
21.1*	List of Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WATER PETROLEUM CORP.

November 4, 2013	By:	/s/ Thomas Hynes
Thomas Hynes
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Thomas Hynes	Chief Executive Officer and Director	November 4, 2013
Thomas Hynes	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Frederick Taylor	Director	November 4, 2013
Director