Form 10-Q
period 2013-10-31
Blue Water Petroleum Corp.
filed 2013-12-16
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
BLUE WATER PETROLEUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				46-2934710
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6025 S. Quebec, Suite 100, Centennial, CO				80111
(Address of principal executive offices)				(Zip Code)
(888) 498-8880
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

Number of shares outstanding of each of the issuer’s common stock outstanding as of December 16, 2013: 49,071,666

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)
(A Exploration Stage Company)
As of and for the three months ended October 31, 2013

                                                                                                                                                                                                     Index

Consolidated Balance Sheets (unaudited) .......................................................................................................................... F–1

Consolidated Statements of Operations (unaudited) .......................................................................................................... F–2

Consolidated Statements of Cash Flows (unaudited) ......................................................................................................... F–3

Notes to the Consolidated Financial Statements (unaudited) ............................................................................................... F–4

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

	October 31, 2013	July 31, 2013

ASSETS

Current Assets
Cash	$ 7,878	$ 39,841

Total Current Assets	7,878	39,841

Property and equipment, net depreciation of $4,750 and $4,293 respectively	13,555	14,012
Oil and gas properties not subject to amortization	354,611	79,354

Total Assets	$ 376,044	$ 133,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 271,515	$ 113,001
Related party payables	172,131	82,589
Loans payable	490,927	270,926

Total Current Liabilities	934,573	466,516

Contingencies and Commitments

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 49,071,666 shares issued and outstanding	4,907	4,907
Additional paid-in capital	267,974	266,199
Deficit accumulated during the exploration stage	(831,410)	(604,415)

Total Stockholders’ Deficit	(558,529)	(333,309)

Total Liabilities and Stockholders’ Deficit	$ 376,044	$ 133,207

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

For the Three Months Ended October 31, 2013 and 2012 and for the

Period from December 8, 2009 (Inception) to October 31, 2013

(unaudited)

	For the Three Months Ended October 31,		For the Period From December 8, 2009 (Date of Inception) to
	2013	2012	October 31, 2013

Operating expenses:

General and administrative	$ 176,968	$ 2,907	$ 579,395
Depreciation expense	457	458	4,750
Professional fees	41,716	7,166	225,746

Total operating expenses	219,141	10,531	809,891

Interest expense	7,854	1,064	21,519

Net loss	$ (226,995)	$ (11,595)	$ (831,410)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	49,071,666	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended October 31, 2013 and 2012 and for the

Period from December 8, 2009 (Inception) to October 31, 2013

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended October 31,		For the Period From December 8, 2009 (Date of Inception) to
	2013	2012	October 31, 2013

Net loss	$ (226,995)	$ (11,595)	$ (831,410)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	457	458	4,750
Imputed interest	1,776	1,064	12,072
Stock-based compensation	88,542	–	360,070
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(17,824)	10,058	30,822

Net cash used in operating activities	(154,044)	(15)	(423,696)

Cash flows from investing activities
Cash paid for drilling costs	(98,919)	-	(113,919)
Purchase of property and equipment	-	-	(18,305)

Net cash used in investing activities	(98,919)	-	(132,224)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	48,310
Advances from related parties	1,000	-	24,561
Proceeds from loans payable	220,000	-	490,927

Net cash provided by financing activities	221,000	-	563,798

(Decrease) increase in cash	(31,963)	(15)	7,878
Cash - beginning of period	39,841	1,572	–

Cash - end of period	$ 7,878	$ 1,557	$ 7,878

Supplemental cash flows information:
Interest paid	$ –	$ –	$ –

Income taxes paid	$ –	$ –	$ –

 The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

1.        Nature of Business and Continuance of Operations

The Company was incorporated in the State of Nevada on December 8, 2009 as “Degaro Innovations Corp.” until May 2013, our management devoted a significant amount of time to the development of our prior solar power installation business. In furtherance of our prior solar power installation business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment.  During the fiscal quarter ended April 30, 2013, management began to evaluate our Company’s current business in a changing competitive environment and exploring a plan to diversify its business to include other opportunities in the renewable energy business and the exploration of conventional sources of energy such as oil and natural gas.  Based on this review, management began evaluating various business opportunities and projects, including growth in the oil and gas sector in the United States.

As part of the Company’s change in business strategy,  we changed the name of our Company from “Degaro Innovations Corp.” to “Blue Water Petroleum Corp.”, effective July 30, 2013 to better reflect the Company’s transition from a solar power marketing, installation and delivery company, to a company focused on the acquisition, exploration and development  of oil and natural gas properties across the United States.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company obtain necessary equity financing to continue operations, and the attainment of profitable operations. Since inception the Company has incurred losses totaling $831,410, since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)       Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

2.        Summary of Significant Accounting Policies (continued)

c)       Use of Estimates (continue)

regularly evaluates estimates and assumptions related to useful life of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The estimated service lives of property and equipment are 10 years.

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

f)       Oil and Gas Properties, Successful Efforts Method (continued)

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

3.        Property and Equipment

Net property and equipment consisted of the following at October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013
Furniture and equipment	$ 18,305	$ 18,305
Accumulated depreciation	(4,750)	(4,293)
Property and equipment, net	$ 13,555	$ 14,012

4.        Related Party Transactions

As of October 31, 2013, the Company owes its former sole officer and director $24,561 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. At October 31, 2013, the Company also had a stock payable in the amount of $147,570 recorded in related party payables.

5.        Loans Payable

At October 31, 2013, the Company was indebted to an unrelated third party for $70,927 and (July 31, 2013 - $42,551). This loan is non-interest bearing and is due on demand. During the three months ended October 31, 2013, the Company recorded imputed interest of $1,776.

On May 20, 2013, the Company issued a $200,000 promissory note to Kor Energy Holdings Limited.  Under the terms of the note, the amount is unsecured, due interest at 8.5% per annum, and due on demand May 20, 2014. During the three months ended October 31, 2013, the Company recorded interest of $4,285.

On August 15, 2013, the Company issued a $100,000 promissory note to Universal Contrarian Ltd. to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on December 31, 2013. During the three months ended October 31, 2013, the Company recorded interest of $1,793.

On October 18, 2013, the Company issued a $100,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 18, 2014. During the three months ended October 31, 2013, the Company recorded interest of $303.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

5.        Loans Payable (continued)

On October 21, 2013, the Company issued an additional $200,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 21, 2014. During the three months ended October 31, 2013, the Company received $20,000 of the $200,000 promissory note and recorded interest of $158.

6.        Commitments

On July 2, 2013, the Company entered into a Farmout Agreement with Blue Water Petroleum LLC, an unrelated third party relating to certain leased lands represented by 12,979.28 gross acres located in Big Horn County, Montana. Under the Farmout Agreement, Blue Water Petroleum LLC granted to the Company, as farmee, all of Farmor’s right, title and interest in and to the leases covering the leased lands, subject to the completion of the Work Program (as defined in the Farmout Agreement).  Blue Water Petroleum LLC reserved and retained an 8% royalty interest in the leases prior to payout and a 16% royalty interest in the leases after payout for each 40 acre drillsite, or portion thereof, located within the leased lands.

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

As used in this Quarterly Report, the terms “we”, “us”, “our” and “our Company” mean Blue Water Petroleum Corp. and our wholly-owned subsidiary, Degaro Limited, a Jamaican corporation, unless otherwise indicated.

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

-          Drilling of additional 5 production wells (2 production units) in the area between the initial production unit and the adjacent exploratory well.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2.0 million to pursue our plan of operations over the next 12 months. As at October 31, 2013, we had cash of $7,878 and a working capital deficit of $926,695. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

For the three months ended October 31, 2013 and 2012, respectively are outlined in the table below

		Three Months Ended
		October 31, 2013 (unaudited)		October 31, 2012 (unaudited)

Revenues	$	Nil	$	Nil
Expenses		$219,141		$10,531
Interest expense		$7,854		$1,064
Net Loss		$226,995		$11,595

Revenue

We have not earned revenue since our inception.

Expenses

Our operating expenses incurred during the three months ended October 31, 2013 included $176,968  for general and administrative expenses, $457 in depreciation and $41,716  in professional fees compared to the three months ended October 31, 2012 of $2,907  for general and administrative expenses, $458  in depreciation and amortization and $7,166 in professional fees.  This increase in expenses was primarily a result of beginning oil and gas exploration activities.

Net Loss

We incurred a net loss in the amount of $226,995 for the three months ended October 31, 2013 compared to $11,595 for the three months ended July 31, 2012.  The increase in loss was primarily a result of the use or additional experts in our oil and gas operations.

Liquidity and Capital Resources

Working Capital
	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Current Assets	$7,878	$16,941
Current Liabilities	$934,573	$87,338
Working Capital Deficit	$926,695	$70,397

Cash Flow
	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(154,044)		$(15)
Net Cash Provided by (Used In) Investing Activities	$(98,919)	$	Nil
Net Cash Provided by Financing Activities	$221,000	$	Nil
Net Increase (Decrease) In Cash During The Period	$(31,963)		$(15)

Neither our prior solar business nor our oil and gas exploration business have generated revenues from operations and are not profitable.  We are dependent upon obtaining financing to pursue our business plan over the next twelve months.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of October 31, 2013, we had a working capital deficit of $926,695  and $7,878  in current assets.  We do not currently have sufficient cash to fund its working capital requirements for the next twelve months.  Consequently, we will need to obtain additional financing, through the issuance of equity or debt.

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

Contrarian Promissory Note

On August 15, 2013, we entered into securities purchase agreement with Universial Contrarian Ltd. (“Contrarian”) for the issuance and sale to Contrarian of an unsecured promissory (the “Contrarian Note”) in a private transaction for an aggregate amount of $100,000.  The Contrarian Note bears interest at an annual rate of 8.5% which is to be paid with principal in full on the maturity date of December 31, 2013.

Kor Promissory Notes

On October 18, 2013 and on October 21, 2013, we issued two promissory notes to Kor Energy Holdings Limited (each an “October Note” and collectively, the “October Notes”) for an aggregate amount of $300,000.  The October Notes evidence the $300,000 loaned to the Company by Kor Energy Holdings Limited in October, 2013.  Each October Note bears interest at a rate of 8.5% per annum and are due on demand at any time after October 18, 2014 and October 21, 2013, respectively.

We anticipate paying the October Notes and the Contrarian Note through the issuance of equity securities.  In the event we are unable to raise sufficient funds to repay the October Notes or the Contrarian Note through the issuance of equity securities prior to the maturity date of such notes, we will seek an extension of the maturity dates from Kor Energy Holdings Limited and Universial Contrarian Ltd., respectively.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2013 the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Thomas Hynes who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as at October 31, 2013:

•           Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

•       The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting banking information.

Our Chief Executive Officer is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented and tested.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Universial Contrarian Note

On August 15, 2013, entered into securities purchase agreement with Universial Contrarian Ltd. (“Contrarian”) for the issuance and sale to Contrarian of an unsecured promissory (the “Contrarian Note”) in a private transaction for an aggregage amount of $100,000.  The Contrarian Note bears interest at an annual rate of 8.5% which is to be paid with principal in full on the maturity date of August 15, 2013.  The Contrarin Note is deemed to be a “restricted securitie” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and was issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

October Notes

On October 18, 2013 and on October 21, 2013, we entered into securities purchase agreements with Kor Energy Holdings Limited (“Kor”) for the issuance and sale to Kor of two unsecured promissory notes (the “October Notes”) in a private transaction for an aggregate amount of $300,000.  The October Notes bear interest at an annual rate of 8.5% which is to be paid with principal in full on the maturity date of October 18, 2014 and October 21, 2013, respectively.  The October Noes are deemed to be  “restricted securities” as defined in Rule 144(a)(3) of and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6.           Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.3	Bylaws of Degaro Innovations Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
3.4	Certificate of Incorporation of Degaro Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010)
4.1	Form of Note (Incorporated by reference to Exhibit A of Exhibit 10.5 to our Annual Report on Form 10-K filed November 14, 2013)
10.1	Exclusive Distribution Agreement with Shenzhen Commonpraise Co., Ltd. dated January 6, 2011. (Incorporated by reference to our Registration Statement on Form S-1/A filed on January 25, 2011).
10.2	Purchase and Sale Agreement with N.A.T. Enterprise (Incorporated by reference to our Registration Statement on Form S-1 filed on May 24, 2011)
10.3	Employment Agreement with Thomas Hynes dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
10.4	Contribution Agreement with Sheryl Briscoe dated May 24, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on May 31, 2013)
10.5	Form of Securities Purchase Agreement (Incorporated by reference to our Annual Report on Form 10-K filed on November 4, 2013)
21.1	Degaro Limited, a Jamaica corporation (Incorporated by reference to our Annual Report on Form 10-K filed on November 4, 2013)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
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

BLUE WATER PETROLEUM CORP.
(Registrant)

Date: December 16, 2013	/s/ Thomas Hynes
Thomas Hynes
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)