Form 10-Q
period 2014-01-31
Blue Water Petroleum Corp.
filed 2014-03-24
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-169770
BLUE WATER PETROLEUM CORP.
(Exact name of registrant as specified in its charter)
Nevada					46-2934710
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
6025 S. Quebec, Suite 100, Centennial, CO					80111
(Address of principal executive offices)					(Zip Code)
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

[ X]	YES	[ ]	NO

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

Number of shares outstanding of each of the issuer’s common stock outstanding as of March 24, 2014: 49,071,666

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)
(A Exploration Stage Company)
As of and for the six months ended January 31, 2014

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

	January 31, 2014	July 31, 2013

ASSETS

Current Assets
Cash	$ 4,177	$ 39,841

Total Current Assets	4,177	39,841

Property and equipment, net depreciation of $5,207 and $4,293, respectively	13,098	14,012
Oil and gas properties, not subject to amortization	358,465	79,354

Total Assets	$ 375,740	$ 133,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 321,114	$ 113,001
Related party payables	260,763	82,589
Loans payable	590,926	270,926

Total Current Liabilities	1,172,803	466,516

Contingencies and Commitments

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 49,071,666 shares issued and outstanding	4,907	4,907
Additional paid-in capital	269,752	266,199
Deficit accumulated during the exploration stage	(1,071,722)	(604,415)

Total Stockholders’ Deficit	(797,063)	(333,309)

Total Liabilities and Stockholders’ Deficit	$ 375,740	$ 133,207

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

For the Three and Six Months Ended January 31, 2014 and 2013 and for the

Period from December 8, 2009 (Inception) to January 31, 2014

(unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period From December 8, 2009 (Date of Inception) to
	2014	2013	2014	2013	January 31, 2014

Operating expenses:

General and administrative	$ 197,643	$ 2,205	$ 374,612	$ 5,112	$ 777,039
Depreciation expense	458	458	914	916	5,207
Professional fees	30,175	5,060	71,891	12,226	255,921

Total operating expenses	228,276	7,723	447,417	18,254	1,038,167

Interest expense	12,036	1,391	19,890	2,455	33,555

Net loss	$ (240,312)	$ (9,114)	$ (467,307)	$ (20,709)	$ (1,071,722)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	49,071,666	51,155,000	49,071,666	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.
(Formerly Degaro Innovations Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended January 31, 2014 and 2013 and for the

Period from December 8, 2009 (Inception) to January 31, 2014

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended January 31,		For the Period From December 8, 2009 (Date of Inception) to
	2014	2013	January 31, 2014

Net loss	$ (467,307)	$ (20,709)	$ (1,071,722)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	914	916	5,207
Imputed interest	3,553	2,455	13,849
Stock-based compensation	177,173	–	448,702
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	208,114	(8,461)	321,114
Accrued liabilities on unproved property	(180,192)	-	(244,547)
Prepaid expenses	-	(240)	-

Net cash used in operating activities	(257,745)	(26,039)	(527,397)

Cash flows from investing activities
Cash paid for drilling costs	(98,919)	-	(113,919)
Purchase of property and equipment	-	-	(18,305)

Net cash used in investing activities	(98,919)	-	(132,224)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	48,310
Advances from related parties	1,000	(182)	24,561
Proceeds from loans payable	320,000	26,191	590,927

Net cash provided by financing activities	321,000	26,009	663,798

(Decrease) increase in cash	(35,664)	(30)	4,177
Cash - beginning of period	39,841	1,572	–

Cash - end of period	$ 4,177	$ 1,542	$ 4,177

Supplemental cash flows information:
Interest paid	$ –	$ –	$ –

Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Since inception the Company has incurred losses totaling $1,071,722, since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.        Property and Equipment

Net property and equipment consisted of the following at January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Furniture and equipment	$ 18,305	$ 18,305
Accumulated depreciation	(5,207)	(4,293)
Property and equipment, net	$ 13,098	$ 14,012

Blue Water Petroleum Corp.

(Formerly Degaro Innovations Corp.)

(A Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

4.        Related Party Transactions

As of January 31, 2014, the Company owes its former sole officer and director $24,561 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. At January 31, 2014, the Company also had a stock payable in the amount of $236,202 recorded in related party payables.

5.        Loan Payable

At January 31, 2014, the Company was indebted to an unrelated third party for $70,927 and (July 31, 2013 - $42,551). This loan is non-interest bearing and is due on demand. During the six months ended January 31, 2014, the Company recorded imputed interest of $3,553.

On May 20, 2013, the Company issued a $200,000 promissory note to Kor Energy Holdings Limited.  Under the terms of the note, the amount is unsecured, due interest at 8.5% per annum, and due on demand May 20, 2014. During the six months ended January 31, 2014, the Company recorded interest of $8,477.

On August 15, 2013, the Company issued a $100,000 promissory note to Universal Contrarian Ltd to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on December 31, 2013. During the six months ended January 31, 2014, the Company recorded interest of $3,889.

On October 18, 2013, the Company issued a $100,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 18, 2014. During the six months ended January 31, 2014, the Company recorded interest of $2,399.

On October 21, 2013, the Company issued an additional $200,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 21, 2014. During the six months ended January 31, 2014, the Company received $120,000 of the $200,000 promissory note and recorded interest of $1,573.

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

7.             Subsequent Events

On March 21, 2014, the Company received an additional loan from Kor Energy Holdings of $10,000. The funds are related to the $200,000 promissory note signed on October 21, 2013. As of the date of this report, the Company has received a total of $130,000 under that agreement.

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

Activities to Date

We are an early stage company that was incorporated on December 8, 2009. Up until May 2013, our management has devoted a significant amount of time to the development of our business. In furtherance of our planned business, our management investigated the market demand for solar power in the Jamaican and Caribbean markets, raised seed capital, investigated various suppliers of solar power equipment, decided on a supplier of solar power equipment and recently purchased a complete 1.5KW solar system for demonstration purposes.  The solar power business has become increasingly more competitive and competitors are marketing low cost systems in the market.  During the fiscal quarter ended January 31, 2014, management began to evaluate its current business in a changing competitive environment and exploring a plan to diversify the Company’s business to include other opportunities in the oil and natural gas industry.  Based on this review, management began evaluating various business opportunities and projects.  On July 2, 2013, we entered into a Farmout Agreement to acquire a working interest in the Blue Water Project.  Effective, July 30, 2013, we changed our name to Blue Water Petroleum Corp.  In July of 2013, management decided to  discontinue our solar power business and to exclusively focus our efforts on the acquisition, exploration and development of oil and gas  properties across the United States.

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

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2.0 million to pursue our plan of operations over the next 12 months. As at January 31, 2014, we had cash of $4,177 and a working capital deficit of $797,063. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations for the Three and Six Months Ended January 31, 2014 and 2013 and the period from Inception (December 8, 2009) to January 31, 2014

We have not earned any revenues from inception through January 31, 2014.

		Three Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,		Six Months Ended January 31,		December 8, 2009 (Inception) through January 31,
		2014		2013		2014		2013		2014
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$228,276		$7,723		$447,417		$18,254		$1,038,167
Interest expense		$12,036		$1,391		$19,890		$2,455		$33,555
Net Loss		$(240,312)		$(9,114)		$(467,307)		$(20,709)		$(1,071,722)

Revenue

We have not earned revenue since our inception

Expenses

Our operating expenses incurred during the six months ended January 31, 2014 included $376,612  for general and administrative expenses, $914 in depreciation and $71,891  in professional fees compared to the six months ended January 31, 2013 of $5,112  for general and administrative expenses, $916  in depreciation and amortization and $12,226  in professional fees.  This increase in expenses was primarily a result of starting our oil and gas exploration program. Our oil and gas exploration, development and acquisition program requires the use of additional consultants and contractors that increase our overall expenses.

Net Loss

We incurred a net loss in the amount of $467,307 during the six months ended January 31, 2014 compared to $20,709 during the six months ended January 31, 2013.  The increase in loss was primarily a result of the acquisition and development of the Blue Water Project as well as the costs required to transition from a solar power business to a company focused on the exploration, development and acquisition of oil and gas properties across the United States.

Liquidity and Capital Resources

Working Capital
	January 31, 2014	July 31, 2013
Current Assets	$4,177	$39,841
Current Liabilities	$1,172,803	$466,516
Working Capital Deficit	$(1,168,626)	$(426,675)

Cash Flow
	Six Months Ended January 31, 2014		Six Months Ended January 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(257,745)		$(26,039)
Net Cash Provided by (Used In) Investing Activities	$(98,919)	$	Nil
Net Cash Provided by Financing Activities	$321,000		$26,009
Net Increase (Decrease) In Cash During The Period	$(35,664)		$(30)

Neither our prior solar business nor our oil and gas exploration business have generated revenues from operations and are not profitable.  We are dependent upon obtaining financing to pursue our business plan over the next twelve months.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of January 31, 2014, we had a working capital deficit of $1,168,626  and $4,177  in current assets.

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

There can be no assurance that we will be able to raise sufficient financing to satisfy its obligations under the Notes (as described below).   While the Notes are unsecured, if we fail to satisfy our obligations and are unable to obtain an extension of the term of the Notes, the Noteholder will be able to seek remedies at law and in equity, which could adversely affect our liquidity and capital resources.

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

We anticipate paying the October Notes through the issuance of equity securities. In the event we are unable to raise sufficient funds to repay the October Notes through the issuance of equity securities prior to the maturity date of such notes, we will seek an extension of the maturity dates from Kor Energy Holdings Limited and Universial Contrarian Ltd., respectively.

On March 21, 2014, the Company received an additional loan from Kor Energy Holdings of $10,000. The funds are related to the $200,000 promissory note signed on October 21, 2013. As of the date of this report, the Company has received a total of $130,000 under that agreement.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Thomas Hynes who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as at January 31, 2014:

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

BLUE WATER PETROLEUM CORP.
(Registrant)

Date: March 24, 2014	/s/ Thomas Hynes
Thomas Hynes
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)