Form 10-Q
period 2014-04-30
Blue Water Petroleum Corp.
filed 2014-07-21
CIK 1502772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2014
Or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-169770
BLUE WATER PETROLEUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				46-2934710
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
6025 S. Quebec, Suite 100, Centennial, CO				80111
(Address of principal executive offices)				(Zip Code)
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

[] YES	[ X ]	NO

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

Number of shares outstanding of each of the issuer’s common stock outstanding as of July 15, 2014: 49,071,666

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

Blue Water Petroleum Corp.

As of and for the nine months ended April 30, 2014

                                                                                                                                                                                                     Index

Consolidated Balance Sheets (unaudited) ............................................................................................................................ F–1

Consolidated Statements of Operations (unaudited) .......................................................................................................... F–2

Consolidated Statements of Cash Flows (unaudited) ......................................................................................................... F–3

Notes to the Consolidated Financial Statements (unaudited) ........................................................................................... F–4

Blue Water Petroleum Corp.
Consolidated Balance Sheets
(unaudited)

	April 30, 2014	July 31, 2013

ASSETS

Current Assets
Cash	$ 579	$ 39,841

Total Current Assets	579	39,841

Property and equipment, net depreciation of $5,664 and $4,293 respectively	12,641	14,012
Oil and gas properties, not subject to amortization	413,158	79,354

Total Assets	$ 426,378	$ 133,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 378,845	$ 113,001
Related party payables	24,561	23,561
Loans payable	600,926	270,926
Stock payable	324,654	59,028

Total Current Liabilities	$ 1,328,986	$ 466,516

Contingencies and Commitments

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 49,071,666 shares issued and outstanding	4,907	4,907
Additional paid-in capital	271,529	266,199
Deficit accumulated during the exploration stage	(1,179,044)	(604,415)

Total Stockholders’ Deficit	(902,608)	(333,309)

Total Liabilities and Stockholders’ Deficit	$ 426,378	$ 133,207

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

Consolidated Statements of Operations

For the Three and Nine Months Ended April 30, 2014 and 2013

(unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013

Operating expenses:

General and administrative	$ 77,889	$ 3,526	$ 452,500	$ 8,638
Depreciation expense	457	457	1,371	1,373
Professional fees	10,463	5,803	82,355	18,029

Total operating expenses	88,809	9,786	536,226	28,040

Interest expense	18,513	1,806	38,403	4,261

Net loss	$ (107,322)	$ (11,592)	$ (574,629)	$ (32,301)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	49,071,666	51,155,000	49,071,666	51,155,000

The accompanying notes are an integral part of these consolidated financial statements.

Blue Water Petroleum Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended April 30, 2014 and 2013

 (unaudited)

	For the Nine Months Ended April 30,
	2014	2013

Net loss	$ (574,629)	$ (32,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,371	1,373
Imputed interest	5,330	4,261
Stock-based compensation	265,626	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,959	(1,664)

Net cash used in operating activities	(271,343)	(28,331)

Cash flows from investing activities
Cash paid for drilling activities	(98,919)	-
Net cash used in investing activities	(98,919)	-

Cash flows from financing activities
Advances from related parties	1,000	(1,036)
Proceeds from loans payable	330,000	28,374

Net cash provided by financing activities	331,000	27,338

Decrease in cash	(39,262)	(993)
Cash - beginning of period	39,841	1,572

Cash - end of period	$ 579	$ 579

Supplemental cash flows information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

Non cash transaction
Liabilities accrued for oil & gas properties	$ 234,885	$ 234,885

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

As part of the Company’s change in business strategy, we changed the name of our Company to “Blue Water Petroleum Corp.” effective July 30, 2013, which management believed was necessary to better reflect the Company’s transition from a solar power marketing, installation and delivery company, to a company focused on the acquisition, exploration and development  of oil and natural gas properties across the United States.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Since inception the Company has incurred losses totaling $1,179,044, since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Blue Water Petroleum Corp.

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

l)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2014 and 2013, the Company has no potentially dilutive securities outstanding.

Blue Water Petroleum Corp.

Notes to the Consolidated Financial Statements

 (unaudited)

2.        Summary of Significant Accounting Policies (continued)

m)        Income Taxes

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

n)      Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

o)      Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date  information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended April 30, 2014.

3.        Property and Equipment

Property and equipment consisted of the following at April 30, 2014 and July 31, 2013:

	April 30, 2014	July 31, 2013
Furniture and equipment	$ 18,305	$ 18,305
Accumulated depreciation	(5,664)	(4,293)
Property and equipment, net	$ 12,641	$ 14,012

For the nine months ended April 30, 2014 and 2013, the Company recorded depreciation of $1,371 and $1,373, respectively.

4.         Related Party Transactions

As of April 30, 2014, the Company owed its former sole officer and director $24,561 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

Blue Water Petroleum Corp.

Notes to the Consolidated Financial Statements

 (unaudited)

5.         Loan Payable

At April 30, 2014, the Company was indebted to an unrelated third party for $70,927 and (July 31, 2013 - $42,551). This loan is non-interest bearing and is due on demand. During the nine months ended April 30, 2014, the Company recorded imputed interest of $5,330.

On May 20, 2013, the Company issued a $200,000 promissory note to Kor Energy Holdings Limited. Under the terms of the note, the amount is unsecured, due interest at 8.5% per annum, and due on demand May 20, 2014. During the nine months ended April 30, 2014, the Company recorded interest of $12,622.

On August 15, 2013, the Company issued a $100,000 promissory note to Universal Contrarian Ltd to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on December 31, 2013. During the nine months ended April 30, 2014, the company has defaulted on the note. The default rate as of April 30, 2014 is 16% per annum, and the company has recoded interest expense of $8,474.

On October 18, 2013, the Company issued a $100,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 18, 2014. During the nine months ended

April 30, 2014, the Company recorded interest of $4,471.

On October 21, 2013, the Company issued an additional $200,000 promissory note to Kor Energy Holdings Limited to evidence funds previously lent by the Noteholder to the Company. Under the terms of the note, the amount is unsecured, bears interest at 8.5% per annum, and due on October 21, 2014. During the nine months ended April 30, 2014, the Company received $130,000 of the $200,000 promissory note and recorded interest of $4,153.

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

7.        Stock Payable

On April 22, 2013, the Company granted 2,500,000 shares of common stock to Tom Hynes as part of his employment agreement, the shares valued have a fair value of $1,275,000 and vested over 3 years. During the nine months end April 30, 2014, the Company has recorded $265,626 to compensation expense. As of April 30, 2014, the unissued vested amount due to Mr. Haynes totals $324,653 and is recorded as a stock payable.  The unvested portion as of April 30, 2014 totals $737,847.

8.        Subsequent Event

On June 13, 2014, the Company issued a $100,000 promissory note to Kor Energy Holdings Limited.  Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on June 1, 2015.

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

This first 5-well production unit is now ready for further development as soon as steam generation equipment is installed on location.  Our Plan of Operations over the next twelve months is as follows:

2013 - 2014

-          Installation of steam or natural gas injection generator, or other improved method generator and a production pad to begin oil production on the initial production unit.

-          Improvements to roads and production infra-structure.

-          Drilling of additional 10 production wells (2 production units) in the area between the initial production unit and the adjacent exploratory well.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2.0 million to pursue our plan of operations over the next 12 months. As at April 30, 2014, we had cash of $579, and total assets of $426,378 and a working capital deficit of $1,328,407. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations for the Three and Nine months ended April 30, 2014 and 2013

		Three Months Ended April 30,		Three Months Ended April 30,		Nine Months Ended April 30,		Nine Months Ended April 30,
		2014		2013		2014		2013
Revenues	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$88,809		$9,786		$536,226		$28,040
Interest expense		$18,513		$1,806		$38,403		$4,261
Net Loss		$(107,322)		$(11,592)		$(574,629)		$(32,301)

Revenue

We have not earned revenue since our inception.

Expenses

Our operating expenses incurred during the three months ended April 30, 2014 included $77,889  for general and administrative expenses, $457 in depreciation and $10,463 in professional fees compared to the three months ended April 30, 2013 of $3,526  for general and administrative expenses, $457  in depreciation and amortization and $5,803  in professional fees.  This increase in expenses was primarily a result of an increase in fees associated with our exploration activities. Our operating expenses incurred during the nine months ended April 30, 2014 included $452,500  for general and administrative expenses, $1,371 in depreciation and $82,354 in professional fees compared to the nine months ended April 30, 2013 of $8,638  for general and administrative expenses, $1,373  in depreciation and amortization and $18,029  in professional fees.  This increase in expenses was primarily a result of an increase in fees associated with our exploration activities.

Net Loss

We incurred a net loss in the amount of $574,629 during the nine months ended April 30, 2014 compared to $32,301 during the nine months ended April 30, 2013.  The increase in net loss was primarily a result of an increase in accounts payable and accrued liabilities due to a lack of funding for our exploration operations as well as the increase in stock based compensation.

Liquidity and Capital Resources

Working Capital
	As of April 30, 2014	As of July 31, 2013
Current Assets	$579	$39,741
Current Liabilities	$1,328,986	$466,516
Working Capital Deficit	$(1,328,407)	$(426,675)

Cash Flow
	Nine months ended April 30, 2014		Nine months ended April 30, 2013
Net Cash Used in Operating Activities	$(271,343)		$(28,331)
Net Cash Used In Investing Activities	$(98,919)	$	Nil
Net Cash Provided by Financing Activities	$331,000		$27,338
Net Decrease In Cash During The Period	$(39,262)		$(993)

Neither our prior solar business nor our oil and gas exploration business have generated revenues from operations and are not profitable.  We are dependent upon obtaining financing to pursue our business plan over the next twelve months.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of April 30, 2014, we had a working capital deficit of $1,328,407  and $579  in current assets.  We do not currently have sufficient cash to fund its working capital requirements for the next twelve months.  Consequently, we will need to obtain additional financing, through the issuance of equity or debt.  Our preferred method of raising capital is through the issuance of our equity securities; however, our financial position may require us to issue debt in the form of promissory notes or convertible promissory notes or seek other alternative means of financing.

There can be no assurance that we will be able to raise sufficient financing to satisfy its obligations under the Kor Promissory Notes (as described below).  While the Notes are unsecured, if we fail to satisfy our obligations and are unable to obtain an extension of the term of the Notes, the Noteholder will be able to seek remedies at law and in equity, which could adversely affect our liquidity and capital resources.

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

Kor Promissory Notes

On October 18, 2013 and on October 21, 2013, we issued two promissory notes to Kor Energy Holdings Limited (each an “October Note” and collectively, the “October Notes”) for an aggregate amount of $300,000. The October Notes evidence the $300,000 loaned to the Company by Kor Energy Holdings Limited in October 2013. Each October Note bears interest at a rate of 8.5% per annum and are due on demand at any time after October 18, 2014 and October 21, 2014, respectively.

We anticipate paying the October Notes through the issuance of equity securities. In the event we are unable to raise sufficient funds to repay the October Notes through the issuance of equity securities prior to the maturity date of such notes, we will seek an extension of the maturity dates from Kor Energy Holdings Limited and Universal Contrarian Ltd., respectively.

On June 13, 2014, we issued an additional $100,000 promissory note to Kor Energy Holdings Limited.  Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, and due on June 1, 2015.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Thomas Hynes who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as at April 30, 2014:

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

On May 20, 2013, the Company issued a $200,000 promissory note to Kor Energy Holdings Limited (the “Kor Energy Note”).  Under the terms of the Kor Energy Note, the Kor Energy Note bears interest at 8.5% per annum, and was due on demand May 20, 2014. The default interest rate is 16%.  We owed $200,000 and $12,622 in accrued interest as of April 30, 2014

 On August 15, 2013, the Company issued a $100,000 promissory note to Universal Contrarian Ltd. (the “Contrarian Note”) to evidence funds previously lent by the Noteholder to the Company. Under the terms of the Contrarian Note, the Contrarian Note bears interest at 8.5% per annum, and was due on December 31, 2013. We are currently in default on the Contrarian Note and the default rate is 16%.  We owed $100,000 and $8,474 in accrued interest as of April 30, 2014.

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

BLUE WATER PETROLEUM CORP.
(Registrant)

Date: July 21, 2014	/s/ Thomas Hynes
Thomas Hynes
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)